Form 10-Q
period 2004-09-30
BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2004-11-09
CIK 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-24407

BRANDYWINE OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-2862640
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

401 Plymouth Road, Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)

(610) 325-5600
Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Back to Contents

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except Unit information)

	September 30,	December 31,
	2004	2003

ASSETS
Real estate investments:
Operating properties	$2,503,890	$1,869,744
Accumulated depreciation	(311,109)	(268,091)

	2,192,781	1,601,653
Construction-in-progress	89,092	29,787
Land held for development	59,413	63,915

	2,341,286	1,695,355
Cash and cash equivalents	9,863	8,552
Escrowed cash	17,301	14,388
Accounts receivable, net	13,138	5,206
Accrued rent receivable, net	30,511	26,652
Marketable securities	462	12,052
Assets held for sale	3,565	5,317
Investment in unconsolidated Real Estate Ventures	13,459	15,853
Deferred costs, net	32,259	26,071
Other assets	126,043	46,330

Total assets	$2,587,887	$1,855,776

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$522,717	$462,659
Borrowings under Credit Facility	322,000	305,000
Unsecured term loan	433,000	100,000
Accounts payable and accrued expenses	28,421	30,290
Distributions payable	27,179	20,947
Tenant security deposits and deferred rents	17,628	16,123
Other liabilities	34,483	16,413
Liabilities related to assets held for sale	—	52

Total liabilities	1,385,428	951,484
Commitments and contingencies
7.25% Series B Preferred Units, 1,950,000 issued and	—	97,500
outstanding in 2003
Redeemable limited partnership units at redemption value;
2,061,459 issued and outstanding	58,710	46,505
Partners’ Equity
7.25% Series A Preferred Mirror Units; 750,000 issued
and outstanding	37,500	37,500
7.50% Series D Preferred Mirror Units; 2,000,000
issued and outstanding	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000
issued and outstanding in 2004	55,538	—
General Partnership Capital, 53,559,258 and
41,040,710 units issued and outstanding	1,002,741	677,033
Accumulated other comprehensive income (loss)	58	(2,158)

Total partners’ equity	1,143,749	760,287

Total liabilities and partners’ equity	$2,587,887	$1,855,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

     BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share information)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Revenue:
Rents	$66,637	$64,354	$194,703	$192,570
Tenant reimbursements	9,689	9,045	25,838	26,101
Other	3,318	3,604	9,736	7,678

Total revenue	79,644	77,003	230,277	226,349
Expenses:
Property operating expenses	21,972	19,183	64,338	59,559
Real estate taxes	7,686	7,301	21,471	20,593
Interest	11,474	13,746	35,526	44,293
Depreciation and amortization	18,293	15,196	50,936	44,798
Administrative expenses	3,534	3,630	10,977	10,953

Total operating expenses	62,959	59,056	183,248	180,196
Income from continuing operations before equity in income of unconsolidated Real Estate Ventures, net gain on sales of
interests in real estate and minority interest	16,685	17,947	47,029	46,153
Equity in income of unconsolidated Real Estate Ventures	665	(531)	1,573	38

Income from continuing operations before gain on sale of interests
in real estate and minority interest	17,350	17,416	48,602	46,191
Gain on sale of interests in real estate	1,753	—	2,901	1,152
Minority interest	338	—	308	—

Income from continuing operations	19,441	17,416	51,811	47,343
Discontinued operations:
Income from discontinued operations	(80)	719	(232)	1,988
Gains on disposition of discontinued operations	2,486	1,741	2,735	2,692

Income from discontinued operations	2,406	2,460	2,503	4,680

Net income	21,847	19,876	54,314	52,023
Income allocated to Preferred Mirror Units	(2,677)	(2,976)	(7,372)	(8,928)
Income allocated to Preferred Units	—	(1,767)	(832)	(5,301)
Preferred Unit redemption gain	—	—	4,500	—

Income allocated to Common Partnership Unitholders	$19,170	$15,133	$50,610	$37,794

Basic earnings per Common Partnership Unit
Continuing operations	$0.34	$0.32	$1.02	$0.85
Discontinued operations	0.05	0.06	0.05	0.12

Total basic earnings per Common Partnership Unit	$0.39	$0.38	$1.07	$0.97

Diluted earnings per Common Partnership Unit
Continuing operations	$0.34	$0.32	$1.01	$0.85
Discontinued operations	0.05	0.06	0.05	0.12

Total diluted earnings per Common Partnership Unit	$0.39	$0.38	$1.06	$0.97

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine-Month Period Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$54,314	$52,023
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	43,504	40,489
Amortization:
Deferred financing costs	1,559	1,533
Deferred leasing costs	7,614	5,224
Deferred compensation costs	1,647	2,191
Straight-line rent	(3,880)	(4,429)
Provision for doubtful accounts	467	300
Net gain on sale of interests in real estate	(5,636)	(3,844)
Impairment loss on real estate venture	—	861
Minority interest	(308)	—
Changes in assets and liabilities:
Accounts receivable	(2,417)	1,156
Other assets	6,608	(3,674)
Accounts payable and accrued expenses	(4,383)	(3,189)
Tenant security deposits and deferred rents	713	(2,021)
Other liabilities	908	(1,276)

Net cash from operating activities	100,710	85,344
Cash flows from investing activities:

Acquisition of properties	(569,454)	—
Proceeds from sales of properties	20,710	6,819
Capital expenditures	(79,191)	(33,500)
Investment in unconsolidated Real Estate Ventures	(241)	(511)
Escrowed cash	(641)	2,969
Cash distributions from unconsolidated Real Estate Ventures
in excess of equity in income	255	1,338
Increase in cash due to consolidation of variable interest entities	426	—
Leasing costs	(6,580)	(5,858)

Net cash from investing activities	(634,716)	(28,743)
Cash flows from financing activities:
Proceeds from (repayments of) Credit Facility borrowings	17,000	20,000
Proceeds from term loan borrowings	433,000	—
Repayments of term loan borrowings	(100,000)	—
Repayments of mortgage notes payable	(45,824)	(80,174)
Debt financing costs	(3,788)	(112)
Repayments on employee share loans	1,012	1,857
Exercise of share options	4,868	—
Proceeds from common partnership unit issuance, net	392,337	47,042
Minority partner contributions	19	—
Repurchases of preferred and common partnership units	(95,436)	—
Distributions paid to preferred and common partnership unitholders	(67,753)	(64,522)
Distributions to outside joint venture partners of consolidated
variable interest entities	(118)	—

Net cash from financing activities	535,317	(75,909)

Increase (decrease) in cash and cash equivalents	1,311	(19,308)
Cash and cash equivalents at beginning of period	8,552	26,801

Cash and cash equivalents at end of period	$9,863	$7,493

Supplemental Cash Flow Information:
Cash paid for interest, net of interest capitalized	$27,911	$40,341
Debt assumed in asset acquisitions	79,330	—
Class A Units issued in asset acquisitions	10,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1. THE PARTNERSHIP

Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and owns its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

The Company’s ownership interests in the Partnership consist of both general partner and limited partner units (“Units” or “Common Partnership Units”). The Partnership issued these Units to the Company in exchange for contributions to the Partnership of the net proceeds from Brandywine Realty Trust’s issuance of its shares of beneficial interest or in connection with awards of shares of beneficial interest by Brandywine Realty Trust to employees and trustees. The number of Units owned by Brandywine Realty Trust, and the entitlements of these Units to receive distributions and payments in liquidation, mirror the outstanding shares of beneficial interest of Brandywine Realty Trust. As of September 30, 2004, Brandywine Realty Trust owned 96.3% of the Partnership’s outstanding Units, excluding any preferred mirror Units. The remaining 3.7% of these Units is owned by limited partners. The Partnership issued these Units to persons that contributed assets to the Partnership. The Partnership is obligated to redeem each of these units, at the request of the holder, for cash or one common share of the Company, at the option of the Company. Pursuant to its Partnership Agreement, the Partnership reimburses Brandywine Realty Trust for all expenses incurred in its operations. The Partnership owns a 95% interest in Brandywine Realty Services Corporation (the “Management Partnership”), a taxable REIT subsidiary, which performs management and leasing services for 35 properties owned by third-parties. As of September 30, 2004, the Partnership also held ownership interests in nine unconsolidated real estate ventures with third parties to develop commercial properties.

As of September 30, 2004, the Partnership owned 222 office properties (excluding two office properties that are held by two consolidated real estate ventures), 24 industrial facilities and one mixed-use property (collectively, the “Properties”) that contained an aggregate of approximately 19.3 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements have been prepared by the Partnership without audit except as to the balance sheet as of December 31, 2003, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Partnership as of September 30, 2004, the results of its operations for the three-and nine-month periods ended September 30, 2004 and 2003, and its cash flows for the nine-month periods ended September 30, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Partnership’s consolidated financial statements and footnotes in the Partnership’s registration statement on Form 10/A-1. Certain prior period amounts have been reclassified to conform with the current period presentation.

Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Partnership and its majority-owned and/or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, impairment of long-lived assets, allowance for doubtful accounts and deferred costs.

Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property, including tenant improvements and major replacements, are capitalized to the Partnership’s investment in that property. Ordinary repairs and maintenance are expensed as incurred. Fully-depreciated assets are removed from the accounts.

Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 40 years) and tenant improvements (the shorter of the lease term or the life of the asset).

Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Partnership’s development activities are capitalized until completion of the building shell. Once the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. The Partnership capitalized direct internal construction costs totaling $0.8 million and $2.3 million for the three- and nine-month periods ended September 30, 2004, and $0.5 million and $1.4 million for the three-and nine-month periods ended September 30, 2003. The Partnership capitalized interest totaling $0.8 million and $1.8 million for the three-and nine-month periods ended September 30, 2004 and $0.6 million and $1.2 million for the three-and nine-month periods ended September 30, 2003 related to development of certain Properties and land holdings.

Assets Held for Sale and Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

No significant impairment losses were recorded for the three-and nine-month periods ended September 30, 2004 and 2003.

Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Partnership maintains cash equivalents in financial institutions in excess of insured limits, but believes that maintaining accounts in or through major financial institutions mitigates this risk.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Investment in Unconsolidated Real Estate Ventures
The Partnership currently accounts for its investment in unconsolidated Real Estate Ventures (the “Real Estate Ventures”) under the equity method of accounting as certain Real Estate Ventures are either not variable interest entities or the Partnership is not considered the primary beneficiary of a variable interest entity. These investments are recorded initially at cost, as Investment in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Partnership’s investments in Real Estate Ventures may be impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its fair value.

Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the term of the respective lease. Lease terms generally range from one to 15 years. Management evaluates the deferred leasing costs for potential impairment as economic and market conditions change. In the event a tenant terminates its lease, the unamortized leasing cost is charged to expense. Internal direct leasing costs deferred totaled $0.8 million and $3.0 million for the three-and nine-month periods ended September 30, 2004, and $1.0 million and $2.9 million for the three-and nine-month periods ended September 30, 2003.

Costs incurred in obtaining long-term debt financing are amortized and charged to interest expense over the terms of the related debt agreements. This approach approximates the effective interest rate method.

Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.

The aggregate value of other intangibles acquired is measured based on the difference between (i) the property valued with in-place leases adjusted to market rental rates and (ii) the property valued as if it was vacant. The Partnership estimates the cost to execute leases (including leasing commissions, legal and other related expenses) with terms similar to the remaining lease terms of the in-place leases. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers. Factors considered by the Partnership in their analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to 36 months.

The total amount of these other intangible assets is further allocated to tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. Characteristics considered by the Partnership in allocating value to its tenant relationships include the nature and extent of the Partnership’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

In the event that a tenant terminates its lease, the unamortized portion of each intangible associated with the lease, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

Revenue Recognition
Rental revenue is recognized on the straight-line basis regardless of when payments are due. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $1.0 million and $3.9 million for the three-and nine-month periods ended September 30, 2004 and by approximately $1.5 million and $4.4 million for the three-and nine-month periods ended September 30, 2003. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.1 million as of September 30, 2004 and $4.0 million as of December 31, 2003. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Tenant reimbursement revenue is recorded when earned, as the underlying expense of the Properties is incurred. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

Stock-Based Compensation Plans
The Partnership Agreement provides for the issuance by the Partnership to its general partner, the Company, of a number of Common Partnership Units equal to the number of Common Shares issued by the Company, the net proceeds of which are contributed to the Partnership. When the Company issues Common Shares under its equity-based compensation plan, the Partnership issues to the Company an equal number of Common Partnership Units.

In December 2002, the Financial Accounting Standards Board issued SFAS 148 (“SFAS 148”), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per common partnership unit in annual and interim financial statements. The Partnership adopted SFAS 148 on a prospective basis for all equity-based compensation grants issued by the Company subsequent to January 1, 2002.

Prior to 2002, the Partnership accounted for equity based awards issued by the Company under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. The following table illustrates the effect on net income and earnings per Common Partnership Unit if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per unit amounts):

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Net income available to Common Partnership Unitholders, as reported	$19,170	$15,133	$50,610	$37,794
Add: Stock based compensation expense included in reported net income	520	692	1,647	2,064
Deduct: Total stock based compensation expense determined under
fair value recognition method for all awards	(659)	(805)	(2,064)	(2,401)

Pro forma net income available to Common Partnership Unitholders	$19,031	$15,020	$50,193	$37,457

Earnings per Common Partnership Unit
Basic - as reported	$0.39	$0.38	$1.07	$0.97

Basic - pro forma	$0.39	$0.37	$1.06	$0.96

Diluted - as reported	$0.39	$0.38	$1.06	$0.97

Diluted - pro forma	$0.39	$0.37	$1.06	$0.96

Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in the ineffective portions of hedges are recognized in earnings in the current period. For the nine-month period ended September 30, 2004, the Partnership was not party to any derivative contract designated as a fair value hedge.

The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Income Taxes
No federal or state income taxes are payable by the Partnership, and accordingly, no provision for taxes has been made in the accompanying condensed consolidated financial statements. The partners are to include their respective share of the Partnership’s profits or losses in their individual tax returns. The Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Partnership profits or losses, then the tax liability of the partners would be changed accordingly.

The Partnership owns a subsidiary REIT that has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management’s opinion, the requirements to maintain this election are being met. The Partnership’s REIT subsidiary is subject to a 4% Federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the subsidiary’s ordinary income and (b) 95% of the subsidiary’s net capital gain exceeds cash distributions and certain taxes paid by the subsidiary.

Recently Issued Accounting Standards
In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE’s”), and how to

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

determine when and which business enterprises should consolidate the VIE. The consolidation provisions of FIN 46 were effective immediately for variable interests in VIE’s created after January 31, 2003. In December 2003, FASB revised Interpretation FIN No. 46, which adopted several Financial Statement Positions and provided transitional guidance for relationships with VIE’s that are special purpose entities (“SPEs”) versus non-SPE’s. The Partnership has no SPE’s. The Partnership implemented the revised guidance to previously existing non-SPE relationships as of March 31, 2004. In connection with the full adoption, the Partnership concluded that two previously unconsolidated real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) are VIE’s and that the Partnership is the primary beneficiary. As a consequence, effective March 31, 2004, these investments have been consolidated in the Partnership’s balance sheet, with the interests of the outside joint venture partners reflected as a minority interest. The results of operations for these investments subsequent to March 31, 2004 have been included in the Partnership’s condensed consolidated statement of operations with the portion of net income for the investments attributable to outside venture partners is reflected as minority interest attributable to continuing operations. There was no cumulative effect gain or loss upon adoption on March 31, 2004.

With respect to the Partnership’s remaining investments in unconsolidated Real Estate Ventures, the Partnership has concluded that these investments are not VIE’s or that the Partnership is not the primary beneficiary based on the terms of the arrangements. Accordingly, the Partnership will continue to reflect these arrangements using the equity method.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for periods ending after March 31, 2004 and should be applied by restating previously reported earnings per share. Upon adoption of EITF 03-6, the Partnership determined that its Series A Preferred Mirror Units and Series C Preferred Mirror Units are participating securities; however, their classification as participating securities had no impact on the Partnership’s computation or presentation of basic or diluted earnings per Common Partnership Unit. See note 11 for the Partnership’s computation and presentation of earnings per Common Partnership Unit.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
The Partnership’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the results of operations from its respective purchase date.

2004
On September 21, 2004, the Partnership completed the acquisition of 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”). In the acquisition, the Partnership acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The results of TRC’s operations have been included in the condensed consolidated financial statements since that date.

The aggregate purchase price was $624.8 million including $22.8 million of closing costs and debt prepayment penalties that are included in the basis of the assets acquired. The purchase price was paid with $541.0 million of cash, $73.8 million of debt assumed and valued at $79.6 million and 343,006 Class A Units valued at $10.0 million. The value of the debt assumed was based on prevailing market rates at the time of acquisition. The value of the Class A Units was based on the average trading price of the Company’s common shares.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The Partnership is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

At September 21, 2004

Real estate investments
Land	$115,397
Building and improvements	461,589

Total real estate investments acquired	576,986
Rent receivables	5,534
Other assets acquired:
Intangible assets:
In-Place leases	35,311
Relationship values	25,554
Above-market leases	12,235

Total intangible assets acquired	73,100
Other assets	6,291

Total Other assets	79,391

Total assets acquired	661,911
Liabilities assumed:
Mortgage notes payable	79,330
Security deposits and deferred rent	781
Other liabilities:
Below-market leases	31,422
Other liabilities	689

Total other liabilities assumed	32,111

Total liabilities assumed	112,222

Net assets acquired	$549,689

The net assets acquired above do not include any amounts potentially due to the sellers as contingent consideration as part of the transaction. The Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain TRC Properties achieve at least 95% occupancy prior to September 21, 2007. Any contingent amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

At the closing of this transaction, the Partnership agreed not to sell the TRC Properties in a transaction that would trigger taxable income to the contributors (i.e., sellers) for periods ranging from three to 15 years. In the event that the Partnership sells any of the properties in such a transaction within the applicable restricted period, the Partnership will be required to pay significant tax liabilities that would be incurred by the contributors.

The Partnership financed the TRC acquisition using the net proceeds from the Company’s September 17, 2004 Common Share offering which the Company contributed to the Partnership in exchange for GP Units, after repayment of the Partnership’s $100 million unsecured term loan facility, and the net proceeds received from two unsecured term loans. See Notes 5 and 8 for further details.

Pro forma information relating to the acquisition of TRC is presented below as if TRC was acquired and the related financing transactions occurred as of the first day of the periods presented. These pro forma results are not necessarily indicative of the results, which actually would have occurred if the acquisitions had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Pro forma revenue	$98,901	$96,260	$288,048	$284,120
Pro forma income from continuing operations	21,251	19,226	57,241	52,773

Earnings per Common Partnership Unit
from continuing operations:
Basic — as reported	$0.34	$0.32	$1.02	$0.85

Basic — as pro forma	$0.33	$0.31	$0.99	$0.84

Diluted - as reported	$0.34	$0.32	$1.01	$0.85

Diluted - as pro forma	$0.33	$0.31	$0.98	$0.83

In addition to the TRC acquisition discussed above, during the three month period ended September 30, 2004, the Partnership acquired one office property containing approximately 170,000 rentable square feet and 59 acres of developable land in separate transactions for an aggregate purchase price of $22.9 million. Additionally, the Partnership purchased and sold a land parcel containing 93 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million.

During the three-month period ended September 30, 2004, the Partnership recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.

During the nine-month period ended September 30, 2004, the Partnership sold two office properties containing 141,000 net rentable square feet, one industrial property containing 45,000 net rentable square feet and three land parcels containing 29.3 acres for an aggregate of $25.9 million, realizing a net gain of $1.7 million. During the three-month period ended September 30, 2004, the Partnership sold two land parcels containing 24.0 acres for an aggregate price of $1.6 million, realizing a net gain of $0.2 million.

2003
During the nine-month period ended September 30, 2003, the Partnership sold two office properties and two industrial properties containing 172,000 net rentable square feet and one parcel of land containing 3.1 acres for an aggregate of $13.0 million, realizing a net gain of $3.8 million. During the three-month period ended September 30, 2003, the Partnership sold one office property and two industrial properties containing an aggregate of 141,000 net rentable square feet for $8.3 million, realizing a net gain of $1.7 million.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2004, the Partnership had an aggregate investment of approximately $13.5 million in nine Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

The Partnership also has investments in two real estate ventures that are considered variable interest entities under FIN No. 46 and of which the Partnership is the primary beneficiary. The financial information for these two real estate ventures (Four and Six Tower Bridge) were consolidated into the Partnership’s condensed consolidated financial statements effective March 31, 2004. Prior to March 31, 2004, the Partnership accounted for its investment in these two ventures under the equity method.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

The Partnership accounts for its non-controlling interests in its Real Estate Ventures using the equity method. Non-controlling ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. The Partnership’s investments, initially recorded at cost, are subsequently adjusted for the Partnership’s share of the Real Estate Ventures’ income or loss and cash contributions and distributions.

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003

Operating property, net of accumulated depreciation	$292,848	$322,196
Other assets	29,683	29,982
Liabilities	29,603	27,900
Debt	206,397	231,401
Equity	86,531	92,877
Partnership's share of equity	13,459	15,853

The following is a summary of results of operations of the Real Estate Ventures for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$11,740	$6,253	$33,370	$20,395
Operating expenses	4,484	2,493	13,533	9,636
Interest expense, net	3,003	1,949	8,847	6,026
Depreciation and amortization	1,690	1,395	5,902	4,019
Net income	2,563	416	5,087	714
Partnership's share of income	665	(531)	1,573	38

During the three-month period ended September 30, 2003, the Partnership recorded an impairment charge of $861,000 associated with a non-operating Real Estate Venture. The amount consisted primarily of legal and acquisition costs related to a parcel of land that ultimately was not acquired.

As of September 30, 2004, the Partnership had guaranteed repayment of approximately $1.1 million of loans for the Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5. INDEBTEDNESS

The Partnership utilizes various forms of indebtedness to finance its operations. Following is a summary and description of the Partnership’s indebtedness as of September 30, 2004:

(a)	Mortgage notes payable

As of September 30, 2004 and December 31, 2003, the Partnership’s mortgage notes payable were comprised of the following:

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Principal Balance

	September 30,	December 31,	Interest Rates as of
Mortgage	2004	2003	September 30, 2004	Maturity Dates

Variable rate mortgages	$23,248	$60,337	3.56% to 4.77%	March 2007 to July 2027
Fixed rate mortgages	499,469	402,322	5.78% to 8.65%	January 2006 to July 2027

Total mortgage notes payable	$522,717	$462,659

The weighted average interest rate on the Partnership’s mortgages was 7.32% and 7.11% for the nine-month periods ended September 30, 2004 and 2003.

(b)	Borrowings under credit facilities

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. In May 2004, the Partnership replaced its existing credit facility with a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one year extension option upon payment of a fee and absence any defaults at the time of the extension. Borrowings under the new Credit Facility bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Partnership’s unsecured senior debt rating. The Partnership has an option to increase its maximum borrowings under the Credit Facility to $600 million. The Credit Facility contains various financial and non-financial covenants. As of September 30, 2004, the Partnership was in compliance with all such covenants.

As of September 30, 2004, the Partnership had $322.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $117.3 million of unused availability. As of September 30, 2004, the Partnership’s interest rate was 2.74% (LIBOR was 1.84% at September 30, 2004 plus a spread of 0.90%). For the nine-month periods ended September 30, 2004 and 2003, the Partnership’s average interest rate, including the effects of interest rate hedges as discussed in Note 6 and including both the new Credit Facility and prior credit facility, was 3.98% and 4.57% per annum.

(c)	Unsecured Term Loan

The Partnership uses unsecured term loans for general business purposes and the acquisition of properties. The Partnership’s term loans are as follows:

	a.	2005 Term Loan – In connection with the TRC acquisition, the Partnership repaid all amounts due under the 2005 Term Loan. The 2005 Term Loan had a principal amount of $100 million and bore interest at LIBOR plus a spread ranging from 1.05% to 1.09% based on the Company’s unsecured senior debt rating. The average interest rate on the Company’s 2005 Term Loan was 2.5% and 3.0% for the nine-month periods ended September 30, 2004 and 2003.

	b.	2007 Term Loan – The 2007 Term Loan was obtained in September 2004 and had a principal amount of $320 million, was scheduled to mature on May 24, 2007, and was subject to certain mandatory prepayment provisions. In October 2004, the 2007 Term Loan was repaid in full with a portion of the proceeds from the Partnership’s issuance of unsecured notes. See Note 14. While outstanding, the 2007 Term Loan bore interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate announced publicly by JP Morgan Chase Bank or (y) the federal funds rate plus .50% per annum, plus, in either case, between .05% and .70%, depending on the Partnership’s debt rating, whether the 2007 Term Loan was outstanding more than 90 days and the Partnership’s leverage ratio or (ii) a Eurodollar rate that is the rate at which Eurodollar deposits for similar interest periods are offered plus between 1.05% and 1.70%, depending on the Partnership’s debt rating, whether the 2007 Term Loan was outstanding for more than 90 days and the Partnership’s leverage ratio. As of September 30, 2004, the Partnership’s interest rate was 2.94% (LIBOR rate of 1.84% plus a spread of 1.10%).

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

c.	2008 Term Loan – The 2008 Term Loan was obtained in September 2004 and has a principal amount of $113 million, matures on September 20, 2008, and is subject to certain mandatory prepayment provisions. The 2008 Term Loan has no scheduled principal amortization and bears interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate announced publicly by JP Morgan Chase Bank or (y) the federal funds rate plus .50% per annum, plus, in either case, between .30% and .95%, depending on the Partnership’s debt rating, whether the 2008 Term Loan is outstanding for more than 90 days and the Partnership’s leverage ratio or (ii) a Eurodollar rate that is the rate at which Eurodollar deposits for similar interest periods are offered plus between 1.30% and 1.95%, depending on the Partnership’s debt rating, whether the 2008 Term Loan is outstanding for more than 90 days and our leverage ratio. As of September 30, 2004, the Partnership’s interest rate was 3.19% (LIBOR rate of 1.84% plus a spread of 1.35%).

The 2007 Term Loan contained and the 2008 Term Loan contains financial and operating covenants similar to those in the Credit Facility. As of September 30, 2004, the Partnership was in compliance with all such financial and operating covenants.

6. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

Risk Management
In the normal course of its on-going business operations, the Partnership encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Partnership is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, occupancy levels, interest rates or other market factors affecting the valuation of properties held by the Partnership.

Use of Derivative Financial Instruments
The Partnership’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Partnership’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Partnership and its affiliates may also have other financial relationships. The Partnership is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Partnership does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Partnership does not hedge credit or property value market risks.

The Partnership formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Partnership will discontinue hedge accounting prospectively.

As of September 30, 2004, the Partnership was not party to any derivative financial instruments.

Prior to September 30, 2004, the Partnership had entered into interest rate swap agreements to effectively fix the LIBOR rate on $175 million of its credit facility borrowings at approximately 4.2%. On June 29, 2004, these hedges expired and all amounts held in accumulated other comprehensive income relating to these hedges have been reclassified to operations.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

In October 2004 and in anticipation of the issuance of unsecured notes, the Partnership entered into treasury lock agreements. See Note 14.

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the nine-month periods ended September 30, 2004 or 2003. See Note 10 for geographic segment information.

7. DISCONTINUED OPERATIONS

For the three-and nine-month periods ended September 30, 2004 and 2003, income from discontinued operations relates to 13 properties that the Partnership sold from January 1, 2003 to September 30, 2004. One property was designated as held-for-sale as of September 30, 2004. The following table summarizes the balance sheet information for the one property identified as held for sale at September 30, 2004:

Real Estate Investments:
Operating Properties	$3,815
Accumulated depreciation	(497)

3,318
Other assets	247

$3,565

The following table summarizes revenue and expense information for the 13 properties sold since January 1, 2003 and the one property held for sale as of September 30, 2004 (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Revenue:
Rents	$—	$1,545	$198	$5,088
Tenant reimbursements	—	273	198	734
Other	—	3	17	28

Total revenue	—	1,821	413	5,850
Expenses:
Property operating expenses	44	576	343	2,050
Real estate taxes	23	312	119	897
Depreciation and amortization	13	214	183	918

Total operating expenses	80	1,102	645	3,865
Income from discontinued operations before net gain on sale
of interests in real estate	(80)	719	(232)	1,985
Net gain on sales of interest in real estate	2,486	1,741	2,735	2,692

Income from discontinued operations	$2,406	$2,460	$2,503	$4,677

During the three-month period ended September 30, 2004, the Partnership recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Discontinued operations have not been segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

8. PARTNERS’ EQUITY

On September 17, 2004, the Company sold 7,750,000 Common Shares in an underwritten public offering for net proceeds of approximately $217.1 million and contributed those proceeds to the Partnership in exchange for 7,750,000 GP Units.

On September 20, 2004, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $24.6 million, which was paid on October 15, 2004 to unit holders of record as of October 5, 2004.

On September 20, 2004, the Partnership declared distributions to holders of its Series A Preferred Mirror Units, Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record on September 30, 2004. These units are currently entitled to a cumulative preferential return of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on October 15, 2004 to holders of Series A Preferred Mirror Units, Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $.7 million, $.9 million and $1.1 million, respectively.

9. COMPREHENSIVE INCOME

Comprehensive income represents net income, plus the results of certain partners’ equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income are as follows (in thousands):

	Three-month periods		Nine-month periods
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Net income	$21,847	$19,876	$54,314	$52,023
Other comprehensive income (loss):
Reclassification adjustment for gains reclassified
into operations	—	—	(233)	—
Reclassification adjustments for losses reclassified
into operations	—	1,366	2,802	3,928
Unrealized derivative loss on cash flow hedges	—	(17)	305	(1,146)
Unrealized gain (loss) on available-for-sale securities	227	27	(658)	73

Other Comprehensive income	$22,074	$21,252	$56,530	$54,878

10. SEGMENT INFORMATION

In connection with the TRC acquisition, the Partnership restructured its operating regions into five segments: (1) Pennsylvania--North, (2) Pennsylvania--West, (3) New Jersey (including New York in 2003 periods), (4) Virginia and (5) Urban. Prior to the TRC acquisition, the Partnership operated in four segments: (1) Pennsylvania--North, (2) Pennsylvania—West, (3) New Jersey, and (4) Virginia. The corresponding segment disclosures below for the three- and nine-month periods ended September 30, 2004 and 2003 have been restated to reflect the change in the Partnership’s operating segments. Corporate is responsible for cash and investment management, certain construction projects, and certain other general support functions.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Segment information for the three-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

Pennsylvania		Pennsylvania
North		West	New Jersey	Virginia	Urban	Corporate	Total

As of September 30, 2004:
Real estate investments, at cost
Operating properties	$526,600	$843,381	$558,839	$215,696	$359,374	$—	$2,503,890
Construction-in-progress	20,118	6,471	10,740	1,470	1,397	48,896	89,092
Land held for development	22,016	9,817	18,592	7,960	515	513	59,413
Assets held for sale, at cost	3,565	—	—	—	—	—	3,565

As of December 31, 2003:
Real estate investments, at cost:
Operating properties	$480,469	$573,300	$536,264	$214,488	$65,223	$—	$1,869,744
Construction-in-progress	20,115	4,546	4,081	582	446	17	29,787
Land held for development	21,764	11,469	13,378	8,576	515	8,213	63,915
Assets held for sale, at cost	—	—	3,649	1,668	—	—	5,317

For three months ended September 30, 2004:
Total revenue	$19,390	$20,969	$25,492	$6,640	$4,550	$2,603	$79,644
Property operating expenses
and real estate taxes	8,211	6,999	10,035	2,851	1,520	42	29,658

Net operating income	$11,179	$13,970	$15,457	$3,789	$3,030	$2,561	$49,986

For three months ended September 30, 2003:
Total revenue	$17,687	$23,658	$22,956	$7,071	$3,033	$2,598	$77,003
Property operating expenses
and real estate taxes	6,924	7,139	8,367	2,739	1,315	—	26,484

Net operating income	$10,763	$16,519	$14,589	$4,332	$1,718	$2,598	$50,519

Segment information for the nine-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

	Pennsylvania	Pennsylvania
	North	West	New Jersey	Virginia	Urban	Corporate	Total

For nine month periods ended September 30, 2004:
Total revenue	$56,764	$61,656	$74,319	$20,018	$10,895	$6,625	$230,277
Property operating expenses
and real estate taxes	24,691	19,576	28,562	8,418	4,265	297	85,809

Net operating income	$32,073	$42,080	$45,757	$11,600	$6,630	$6,328	$144,468

For nine month periods ended September 30, 2003:
Total revenue	$54,118	$70,281	$68,191	$20,780	$8,581	$4,398	$226,349
Property operating expenses
and real estate taxes	22,203	20,804	25,280	8,159	3,706	—	80,152

Net operating income	$31,915	$49,477	$42,911	$12,621	$4,875	$4,398	$146,197

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Three-month period		Nine-month period
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Consolidated net operating income	$49,986	$50,519	$144,468	$146,197
Less:
Interest expense	(11,474)	(13,746)	(35,526)	(44,293)
Depreciation and amortization	(18,293)	(15,196)	(50,936)	(44,798)
Administrative expenses	(3,534)	(3,630)	(10,977)	(10,953)
Minority interest attributable to continuing
operations	338	—	308	—
Plus:
Equity in income of real estate ventures	665	(531)	1,573	38
Net gains on sales of interests in real estate	1,753	—	2,901	1,152

Income from continuing operations	19,441	17,416	51,811	47,343
Income from discontinued operations	2,406	2,460	2,503	4,680

Net income	$21,847	$19,876	$54,314	$52,023

11. EARNINGS PER COMMON PARNTERSHIP UNIT

The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts):

	Three-month periods ended September 30,

	2004		2003

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$19,441	$19,441	$17,416	$17,416
Income from discontinued operations	2,406	2,406	2,460	2,460
Income allocated to Preferred Units	(2,677)	(2,677)	(4,743)	(4,743)

	19,170	19,170	15,133	15,133
Preferred Unit discount amortization	—	—	(369)	(369)

Net income available to common partnership unitholders	$19,170	$19,170	$14,764	$14,764

Weighted-average common partnership units outstanding	48,681,057	48,681,057	39,096,588	39,096,588
Options and warrants	—	240,844	—	161,423

Total weighted-average common partnership units outstanding	48,681,057	48,921,901	39,096,588	39,258,011

Earnings per Common Partnership Unit:
Continuing operations	$0.34	$0.34	$0.32	$0.32
Discontinued operations	0.05	0.05	0.06	0.06

Total	$0.39	$0.39	$0.38	$0.38

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Nine-month periods ended September 30,

	2004		2003

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$51,811	$51,811	$47,343	$47,343
Income from discontinued operations	2,503	2,503	4,680	4,680
Preferred unit redemption gain	4,500	4,500	—	—
Income allocated to Preferred Units	(8,204)	(8,204)	(14,229)	(14,229)

	50,610	50,610	37,794	37,794
Preferred Unit discount amortization	—	—	(1,107)	(1,107)

Net income available to common partnership unitholders	$50,610	$50,610	$36,687	$36,687

Weighted-average common partnership units outstanding	47,303,034	47,303,034	37,861,809	37,861,809
Options and warrants	—	238,346	—	137,251

Total weighted-average common partnership units outstanding	47,303,034	47,541,380	37,861,809	37,999,060

Earnings per Common Partnership Unit:
Continuing operations	$1.02	$1.01	$0.85	$0.85
Discontinued operations	0.05	0.05	0.12	0.12

Total	$1.07	$1.06	$0.97	$0.97

Securities (including Series A Preferred Mirror Units, Series C Preferred Mirror Units and Series B Preferred Units) totaling 1,339,286 and 9,196,429 as of September 30, 2004 and 2003 were excluded from the earnings per common partnership unit computations for the three- and nine-month periods ended September 30, 2004 and 2003 because their effect would have been antidilutive. All of the Series C Preferred Mirror Units were redeemed, or were converted into Common Partnership Units, in December 2003 and are no longer outstanding. All of the Series B Preferred Units were redeemed by the Partnership in February 2004 and are no longer outstanding.

12. CONDENSED CONSOLIDATING INFORMATION:

On July 1, 2004, the Company and the Partnership filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission to register: (i) common shares of beneficial interest, preferred shares of beneficial interest, depository shares and warrants of the Company; (ii) debt securities of the Partnership (“Debt Securities”); and (iii) full and unconditional guaranties of the Debt Securities by the Company and certain wholly-owned subsidiaries of the Partnership (the “Subsidiary Guarantors”). The Partnership has other subsidiaries (“Non-Guarantor Subsidiaries”) that are not Subsidiary Guarantors.

The following summaries the condensed consolidating financial information for the Partnership as of September 30, 2004 and December 31, 2003 and for each of the three- and nine-month periods ended September 30, 2004 and 2003:

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

CONSOLIDATING BALANCE SHEET
September 30, 2004
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Total Real estate investments, net	$912,020	$410,848	$1,018,418	$—	$2,341,286
Cash and cash equivalents	9,863	—	—	—	9,863
Escrowed cash	8,061	932	8,308	—	17,301
Accounts receivable, net	19,558	8,998	15,093	—	43,649
Marketable securities	462	—	—	—	462
Assets held for sale	—	3,565	—	—	3,565
Investment in real estate ventures, at equity	13,459	—	—	—	13,459
Investments in Subsidiaries, at equity	1,238,331	—	—	(1,238,331)	—
Deferred costs, net	26,211	2,411	3,637	—	32,259
Other assets	25,709	20,191	80,143	—	126,043

Total assets	$2,253,674	$446,945	$1,125,599	$(1,238,331)	$2,587,887

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$234,561	$13,660	$274,496	$—	$522,717
Borrowings under Credit Facility	322,000	—	—	—	322,000
Unsecured term loan	433,000	—	—	—	433,000
Accounts payable and accrued expenses	21,281	1,559	5,581	—	28,421
Distributions payable	27,179	—	—	—	27,179
Tenant security deposits and deferred rents	11,669	2,088	3,871	—	17,628
Other liabilities	1,523	780	32,180	—	34,483

Total liabilities	1,051,213	18,087	316,128	—	1,385,428
Redeemable limited partnership units	58,710	—	—	—	58,710
Total partners’ equity	1,143,749	428,859	809,472	(1,238,331)	1,143,749

Total liabilities and partners’ equity	$2,253,672	$446,946	$1,125,600	$(1,238,331)	$2,587,887

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Total Real estate investments, net	$899,695	$348,578	$447,082	$—	$1,695,355
Cash and cash equivalents	8,552	—	—	—	8,552
Escrowed cash	5,906	806	7,676	—	14,388
Accounts receivable, net	16,166	8,467	7,225	—	31,858
Marketable securities	12,052	—	—	—	12,052
Assets held for sale	—	1,668	3,649	—	5,317
Investment in real estate ventures, at equity	15,853	—	—	—	15,853
Investments in Subsidiaries, at equity	627,896	—	—	(627,896)	—
Deferred costs, net	19,970	2,185	3,916	—	26,071
Other assets	26,447	18,350	1,533	—	46,330

Total assets	$1,632,537	$380,054	$471,081	$(627,896)	$1,855,776

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$249,433	$14,251	$198,975	$—	$462,659
Borrowings under Credit Facility	305,000	—	—	—	305,000
Unsecured term loan	100,000	—	—	—	100,000
Accounts payable and accrued expenses	25,579	1,763	2,948	—	30,290
Distributions payable	20,947	—	—	—	20,947
Tenant security deposits and deferred rents	10,954	1,584	3,585	—	16,123
Other liabilities	16,332	—	81	—	16,413
Liabilities related to assets held for sale	—	32	20	—	52

Total liabilities	728,245	17,630	205,609	—	951,484
7.25% Series B Preferred Units	97,500	—	—	—	97,500
Redeemable limited partnership units	46,505	—	—	—	46,505
Total partners’ equity	760,287	362,424	265,472	(627,896)	760,287

Total liabilities and partners’ equity	$1,632,537	$380,054	$471,081	$(627,896)	$1,855,776

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue:
Rents	$37,330	$12,993	$16,314	$—	$66,637
Tenant reimbursements	4,806	2,780	2,103	—	9,689
Other	5,395	532	895	(3,504)	3,318

Total revenue	47,531	16,305	19,312	(3,504)	79,644

Operating Expenses:
Property operating expenses	14,026	5,031	6,419	(3,504)	21,972
Real estate taxes	4,170	1,732	1,784	—	7,686
Interest	7,609	274	3,591	—	11,474
Depreciation and amortization	10,287	3,563	4,443	—	18,293
Administrative expenses	2,894	—	640	—	3,534

Total operating expenses	38,986	10,600	16,877	(3,504)	62,959

Income from continuing operations before
equity in income of real estate ventures
and net gains on sales of real estate	8,545	5,705	2,435	—	16,685

Equity in income of real estate ventures	665	—	—	—	665
Equity in income of subsidiaries	8,264	—	—	(8,264)	—
Net gains on sales of real estate	1,574	—	179	—	1,753
Minority interest in consolidated
variable interest entities	338	—	—	—	338

Income from continuing operations	19,386	5,705	2,614	(8,264)	19,441

Discontinued operations:
Income from discontinued operations	(25)	(55)	—	—	(80)
Net Gain on Disposition	2,486	—	—	—	2,486

Income from discontinued operations	2,461	(55)	—	—	2,406

Net income	$21,847	$5,650	$2,614	$(8,264)	$21,847

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue:
Rents	$110,788	$38,219	$45,696	$—	$194,703
Tenant reimbursements	12,370	7,963	5,505	—	25,838
Other	23,940	1,489	3,424	(19,117)	9,736

Total revenue	147,098	47,671	54,625	(19,117)	230,277

Operating Expenses:
Property operating expenses	51,381	15,201	16,873	(19,117)	64,338
Real estate taxes	11,819	4,826	4,826	—	21,471
Interest	24,277	791	10,458	—	35,526
Depreciation and amortization	28,905	9,272	12,759	—	50,936
Administrative expenses	8,922	—	2,055	—	10,977

Total operating expenses	125,304	30,090	46,971	(19,117)	183,248

Income from continuing operations before
equity in income of real estate ventures
and net gains on sales of real estate	21,794	17,581	7,654	—	47,029

Equity in income of real estate ventures	1,573	—	—	—	1,573
Equity in income of subsidiaries	25,534	—	—	(25,534)	—
Net gains on sales of real estate	2,901	—	—	—	2,901
Minority interest in consolidated
variable interest entities	308	—	—	—	308

Income from continuing operations	52,110	17,581	7,654	(25,534)	51,811

Discontinued operations:
Income from discontinued operations	(327)	(68)	163	—	(232)
Net Gain on Disposition	2,531	382	(178)	—	2,735

Income from discontinued operations	2,204	314	(15)	—	2,503

Net income	$54,314	$17,895	$7,639	$(25,534)	$54,314

CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$(534,627)	$25,917	$16,252	$593,168	$100,710
Cash flows from investing activities	(11,990)	(73,866)	(548,860)	—	(634,716)
Cash flows from financing activities	547,928	47,949	532,608	(593,168)	535,317

Increase (decrease) in cash and
cash equivalents	1,311	—	—	—	1,311
Cash and cash equivalents at
beginning of year	8,552	—	—	—	8,552

Cash and cash equivalents at
end of year	$9,863	$—	$—	$—	$9,863

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

     CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue:
Rents	$37,045	$12,507	$14,802	$—	$64,354
Tenant reimbursements	4,848	2,342	1,855	—	9,045
Other	5,926	573	697	(3,592)	3,604

Total revenue	47,819	15,422	17,354	(3,592)	77,003

Operating Expenses:
Property operating expenses	13,207	4,686	4,882	(3,592)	19,183
Real estate taxes	4,284	1,476	1,541	—	7,301
Interest	9,965	286	3,495	—	13,746
Depreciation and amortization	8,607	2,668	3,921	—	15,196
Administrative expenses	3,131	—	499	—	3,630

Total operating expenses	39,194	9,116	14,338	(3,592)	59,056

Income from continuing operations before
equity in income of real estate ventures
and net gains on sales of real estate	8,625	6,306	3,016	—	17,947

Equity in income of real estate ventures	(531)	—	—	—	(531)
Equity in income of subsidiaries	10,387	—	—	(10,387)	—
Net gains on sales of real estate	—	—	—	—	—
Minority interest in consolidated
variable interest entities	—	—	—	—	—

Income from continuing operations	18,481	6,306	3,016	(10,387)	17,416

Discontinued operations:
Income from discontinued operations	465	117	137	—	719
Net Gain on Disposition	930	—	811	—	1,741

Income from discontinued operations	1,395	117	948	—	2,460

Net income	$19,876	$6,423	$3,964	$(10,387)	$19,876

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue:
Rents	$111,294	$36,935	$44,341	$—	$192,570
Tenant reimbursements	13,931	7,178	4,992	—	26,101
Other	15,145	1,488	1,762	(10,717)	7,678

Total revenue	140,370	45,601	51,095	(10,717)	226,349

Operating Expenses:
Property operating expenses	40,385	14,291	15,600	(10,717)	59,559
Real estate taxes	11,906	4,267	4,420	—	20,593
Interest	32,945	868	10,480	—	44,293
Depreciation and amortization	25,371	7,915	11,512	—	44,798
Administrative expenses	9,453	—	1,500	—	10,953

Total operating expenses	120,060	27,341	43,512	(10,717)	180,196

Income from continuing operations before
equity in income of real estate ventures
and net gains on sales of real estate	20,310	18,260	7,583	—	46,153

Equity in income of real estate ventures	38	—	—	—	38
Equity in income of subsidiaries	27,905	—	—	(27,905)	—
Net gains on sales of real estate	1,152	—	—	—	1,152
Minority interest in consolidated
variable interest entities	—	—	—	—	—

Income from continuing operations	49,405	18,260	7,583	(27,905)	47,343

Discontinued operations:
Income from discontinued operations	1,127	356	505	—	1,988
Net Gain on Disposition	1,491	390	811	—	2,692

Income from discontinued operations	2,618	746	1,316	—	4,680

Net income	$52,023	$19,006	$8,899	$(27,905)	$52,023

CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
(in 000’s)

	The	Guarantor	Non-Guarantor	Consolidation
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$71,639	$22,954	$10,500	$(19,749)	$85,344
Cash flows from investing activities	(22,597)	(3,849)	(2,297)	—	(28,743)
Cash flows from financing activities	(68,350)	(19,105)	(8,203)	19,749	(75,909)

Increase (decrease) in cash and
cash equivalents	(19,308)	—	—	—	(19,308)
Cash and cash equivalents at
beginning of year	26,801	—	—	—	26,801

Cash and cash equivalents at
end of year	$7,493	$—	$—	$—	$7,493

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Reference is made to Note 17 of the Partnership’s registration statement on Form 10/A-1 for the year ended December 31, 2003 involving pending litigation in the State of New Jersey. As reported in the Form 10/A-1on April 26, 2004, the Appellate Division affirmed the Chancery Division’s summary judgment ruling in the Partnership’s favor on all counts. In lieu of an appeal to the New Jersey Supreme Court, the parties agreed to a final settlement and consented to the release of a security deposit and interest thereon to the Partnership. In exchange, the Partnership agreed to waive its claim for counsel fees. As a result of the foregoing, the Partnership recorded $1.0 million plus accrued interest on the Partnership’s security deposit that was released in other revenue for the nine-month period ended September 30, 2004.

Environmental

As an owner of real estate, the Partnership is subject to various environmental laws of federal, state, and local governments. The Partnership’s compliance with existing laws has not had a material adverse effect on its financial condition and results of operations, and the Partnership does not believe it will have a material adverse effect in the future. However, the Partnership cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that the Partnership may acquire.

14. SUBSEQUENT EVENT

On October 22, 2004, the Partnership issued $275.0 million of 2009 4.5% unsecured notes (the “2009 Notes”) and $250.0 million of 2014 5.4% unsecured notes (the “2014 Notes”). The Partnership received net proceeds after discounts and underwriting discounts of approximately $520.1 million. The Partnership and certain of the wholly-owned subsidiaries of the Partnership fully and unconditionally guaranteed the payment of principal and interest on the Notes. In anticipation of the issuance of the Notes, the Partnership entered into treasury lock agreements with notional amounts totaling $194.8 million with an expiration of 5 years at an all-in rate of 4.7% and with notional amounts totaling $188.0 million with an expiration of 10 years at an all-in rate of 5.6%. Upon issuance of the Notes, the Partnership terminated the treasury lock agreements at a total cost of $3.2 million that will be amortized to interest expense over the life of the respective notes. The net proceeds of the Notes were used to repay the $320 million 2007 Term Loan, to settle the treasury lock agreements discussed above and to reduce borrowings outstanding under the Partnership’s revolving credit facility.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Partnership assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Partnership's principal tenants compete, the Partnership’s failure to lease unoccupied space in accordance with the Partnership’s projections, the failure of the Partnership to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Partnership’s acquisitions, costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Partnership’s status as a REIT and to the Partnership’s acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in the Partnership’s registration statement on Form 10/A-1 for the year ended December 31, 2003.

OVERVIEW

The Partnership currently manages its portfolio within five segments: (1) Pennsylvania--West, (2) Pennsylvania--North, (3) New Jersey (including New York in 2003), (4) Virginia and (5) Urban areas. As of September 30, 2004, the Partnership’s portfolio consisted of 222 office properties (excluding two office properties held by two consolidated real estate ventures), 24 industrial facilities and one mixed-use property that contain an aggregate of approximately 19.3 million net rentable square feet. As of September 30, 2004, the Partnership held ownership interests in nine unconsolidated Real Estate Ventures.

The Partnership receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

The Partnership’s financial performance is dependent upon the demand for office and other commercial space in its markets. Current economic conditions, including recessionary pressures and capital market volatility, have enhanced the challenges facing the Partnership.

In the current economic climate, the Partnership continues to seek revenue growth through an increase in occupancy of its portfolio (90.5% at September 30, 2004, 85.6% including the five lease-up assets acquired as part of the TRC Properties) and through acquisitions. However, with a downturn in general leasing activity, owners of commercial real estate, including the Partnership, are experiencing longer periods of rental downtime and are incurring higher capital costs and leasing commissions to achieve targeted tenancies.

As the Partnership seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
The Partnership is subject to the risk that, upon expiration, leases may not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling 4.3% of the net rentable square feet of the Properties as of September 30, 2004 expire without penalty through the end of 2004. In addition, leases totaling approximately 16.4% of the net rentable square feet of the Properties as of September 30, 2004 are scheduled to expire without penalty in 2005. The Partnership maintains an

Back to Contents

active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Partnership’s retention rate for leases that were scheduled to expire in the nine-month period ended September 30, 2004 was 77.3%. If the Partnership is unable to renew leases for a substantial portion of the space under expiring leases, or promptly re-lease this space at anticipated rental rates, the Partnership’s cash flow could be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, the Partnership may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.1 million or 8.6% of total receivables (including accrued rent receivable) as of September 30, 2004 compared to $4.0 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2003.

Development Risk:
As of September 30, 2004, the Partnership had in development four office properties and had in redevelopment three office properties aggregating 1.2 million square feet. The total cost of these projects is estimated to be $222.5 million of which $70.2 million had been incurred as of September 30, 2004. As of September 30, 2004, these projects were approximately 57% leased. One of these development properties is Cira Centre, a planned 28-story office tower to be located adjacent to Amtrak’s 30th Street Station in the University City District of Philadelphia. The total cost of this project is estimated to be $177.6 million and the Partnership expects to complete the project in the fourth quarter of 2005. As of September 30, 2004, this project was approximately 65% leased. While the Partnership is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases for such space. As of September 30, 2004, the Partnership owned approximately 469 acres of undeveloped land. Risks associated with development include construction cost overruns, construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals. If one or more of the Partnership’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

RECENT ACTIVITY

On September 21, 2004, the Partnership completed the acquisition of 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”) for a total purchase price of $600 million, excluding transaction costs and debt prepayment penalties. In the acquisition, the Partnership acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The results of TRC’s operations have been included in the condensed consolidated financial statements since that date.

The Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain TRC Properties achieve at least 95% occupancy prior to September 21, 2007. Any contingent amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

At the closing of this transaction, the Partnership agreed not to sell the TRC Properties in a transaction that would trigger taxable income to the contributors (i.e., sellers) for periods ranging from three to 15 years. In the event that the Partnership sells any of the properties in such a transaction within the applicable restricted period, the Partnership will be required to pay significant tax liabilities that would be incurred by the contributors.

Back to Contents

In addition to the TRC acquisition, the Partnership acquired the following properties during the nine-month period ended September 30, 2004:

Acquisition			# of	Rentable	Purchase
Date	Property/Portfolio Name	Location	Bldgs.	Square Feet/Acres	Price

					(in 000's)
Office/Industrial Properties:
Jul-04	Five Greentree	Mount Laurel, NJ	1	169,534	18,353

	Total Office/Industrial Properties Acquired		1	169,534	$18,353

Land Parcels:
Sep-04	Newtown Land	Newtown, Pa	—	58.4	$4,500

	Total Land Acquired		—	58.4	$4,500

During the nine-month period ended September 30, 2004, the Partnership disposed of the following properties:

Sale			# of	Rentable	Disposition
Date	Property/Portfolio Name	Location	Bldgs.	Square Feet/Acres	Price

					(in 000's)
Office/Industrial Properties:
Mar-04	2201 Dabney Road	Richmond, VA	1	45,000	$2,100
Mar-04	1255 Broad Street	Bloomfield, NJ	1	37,478	3,960
Jun-04	935 First Avenue	Montgomery, PA	1	103,090	17,000

	Total Office/Industrial Properties Sold		3	185,568	$23,060

Land Parcels:
May-04	Twin Hickory Land	Richmond, VA	—	5.3	$1,242
Aug-04	East Gate Land	Mount Laurel, NJ	—	19.4	$1,300
Sep-04	Dabney Plot B Land	Richmond, VA	—	4.6	$341

	Total Land Sold		—	29.3	$2,883

The above table excludes a purchase and sale of a land parcel totaling 95 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Partnership’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets, allowance for doubtful accounts, deferred costs, contingencies and litigation. Actual results may differ from those estimates and assumptions.

The Partnership’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Partnership’s registration statement on Form 10/A-1. See also Note 2 in the Partnership’s unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2004 as set forth herein. Management of the Company discusses the Partnership’s critical accounting policies and estimates with the Company’s Audit Committee.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended September 30, 2004 and September 30, 2003

	Three-month periods ended
	September 30,
			Dollar	Percent
	2004	2003	Change	Change

	(amounts in thousands)
Revenue:
Rents	$66,637	$64,354	$2,283	3.5%
Tenant reimbursements	9,689	9,045	644	7.1%
Other	3,318	3,604	(286)	-7.9%

Total revenue	79,644	77,003	2,641	3.4%

Operating Expenses:
Property operating expenses	21,972	19,183	2,789	14.5%
Real estate taxes	7,686	7,301	385	5.3%
Interest	11,474	13,746	(2,272)	-16.5%
Depreciation and amortization	18,293	15,196	3,097	20.4%
Administrative expenses	3,534	3,630	(96)	-2.6%

Total operating expenses	62,959	59,056	3,903	6.6%

Income from continuing operations before equity in
income of unconsolidated Real Estate Ventures,
net gain on sales and minority interest	16,685	17,947	(1,262)	-7.0%
Equity in income of unconsolidated Real Estate Ventures	665	(531)	1,196	-225.2%

Income from continuing operations before net gain
on sales and minority interest	17,350	17,416	(66)	-0.4%
Gain on sale of interests in real estate	1,753	—	1,753	100.0%
Minority interest	338	—	338	100.0%

Income from continuing operations	19,441	17,416	2,025	11.6%
Income from discontinued operations (including gains on
dispositions)	2,406	2,460	(54)	-2.2%

Net income	$21,847	$19,876	$1,971	9.9%

Of the 247 Properties owned by the Partnership as of September 30, 2004, a total of 221 Properties containing an aggregate of 14.7 million net rentable square feet (“Same Store Properties”) were owned for the entire three-month periods ended September 30, 2004 and 2003.

Revenue increased to $79.6 million for the three-month period ended September 30, 2004 as compared to $77.0 million for the comparable period in 2003, primarily due to revenue from two consolidated real estate ventures (Four and Six Tower Bridge Associates) that were consolidated for the three months ended September 30, 2004 and approximately $1.8 million of revenue earned from the 14 TRC Properties. The revenue and expenses relating to TRC are included in the income statement from the date of acquisition. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $1.0 million for the three-month period ended September 30, 2004 and $1.5 million for the comparable period in 2003. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Revenue for the Same Store Properties increased to $69.1 million for the three months ended September 30, 2004 as compared to $68.5 million for the comparable period in 2003. This increase was the result of increased tenant reimbursement revenue resulting from increased property operating expenses at the Same Store Properties in 2004. Occupancy for the Same Store Properties as of September 30, 2004 decreased to 90.6% from 91.6% as of September 30, 2003.

Property operating expenses increased to $22.0 million for the three-month period ended September 30, 2004 as compared to $19.2 million for the comparable period in 2003, primarily due to the additional property operating expenses associated with the consolidation of two real estate ventures (Four and Six Tower Bridge Associates) effective March 31, 2004 and operating expenses associated with the 14 TRC Properties. Additionally, the increase in property operating expenses is attributable to increased repairs and maintenance and utilities expenses in 2004 as compared to 2003. Property operating expenses for the Same Store Properties increased to $21.2 million for the three months ended September 30, 2004 as compared to $19.7 million for the comparable period in 2003 as a result of increased repairs and maintenance expenditures and utilities expenses in 2004 as compared to 2003.

Real estate taxes increased to $7.7 million for the three-month period ended September 30, 2004 as compared to $7.3 million for the comparable period in 2003, primarily due additional real estate taxes relating to the 14 TRC properties and to higher tax rates and property assessments. Real estate taxes for the Same Store Properties increased to $6.8 million for the three months ended September 30, 2004 as compared to $6.4 million for the comparable period in 2003 as a result of higher tax rates and property assessments in 2004.

Back to Contents

Interest expense decreased to $11.5 million for the three-month period ended September 30, 2004 as compared to $13.7 million for the comparable period in 2003, primarily due to decreased average borrowings and decreased interest rates. Average outstanding debt balances for the three months ended September 30, 2004 were $821.1 million as compared to approximately $942.2 million for the comparable period in 2003. The Partnership’s weighted-average interest rate on its outstanding indebtedness (after giving effect to hedging activities) decreased to 4.62% as of September 30, 2004 from 5.56% as of September 30, 2003. The decrease in interest expense was offset by additional interest expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004 and additional borrowings under the revolving Credit Facility and the unsecured term loans used to fund the acquisition of TRC.

Depreciation and amortization expense increased to $18.3 million for the three-month period ended September 30, 2004 as compared to $15.2 million for the comparable period in 2003 primarily due to additional depreciation recorded from the acquisition of TRC, other property acquisitions from October 2003 through September 2004, increased tenant improvements in the second half of 2003 and 2004 and depreciation and amortization expense associated with two real estate ventures that were consolidated effective March 31, 2004.

Administrative expenses decreased to $3.5 million for the three-month period ended September 30, 2004 as compared to $3.6 million for the comparable period in 2003.

Equity in income of Real Estate Ventures increased to $0.7 million for the three-month period ended September 30, 2004 as compared to a loss of $0.5 million for the comparable period in 2003, primarily due to increased income from the One and Three Christina Center joint venture formed in December 2003, in which the Partnership retains a 20% interest and an impairment charge recorded during the third quarter 2003 associated with a non-operating joint venture. This increase was offset by the reclassification of income from the Four and Six Tower Bridge joint ventures that were consolidated into the Partnership’s statement of operations for the three-month period ended September 30, 2004.

Gain on sale of real estate interests increased to $1.8 million in 2004 from zero in 2003 primarily due to the purchase and sale of a land parcel to two separate third parties during the third quarter 2004 in which the Partnership recorded a net gain of approximately $1.5 million.

Minority interest from continuing operations primarily represents the income attributable to the interest of the outside joint venture partners in the net income of the Partnership’s two consolidated real estate ventures. These two real estate ventures were consolidated effective March 31, 2004.

Discontinued operations was $2.4 million for the three-month periods ended September 30, 2004 and 2003. The Partnership recognition of a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met.

Back to Contents

Comparison of the Nine Month Periods Ended September 30, 2004 and September 30, 2003

	Nine-month periods ended
	September 30,
			Dollar	Percent
	2004	2003	Change	Change

	(amounts in thousands)
Revenue:
Rents	$194,703	$192,570	$2,133	1.1%
Tenant reimbursements	25,838	26,101	(263)	-1.0%
Other	9,736	7,678	2,058	26.8%

Total revenue	230,277	226,349	3,928	1.7%

Operating Expenses:
Property operating expenses	64,338	59,559	4,779	8.0%
Real estate taxes	21,471	20,593	878	4.3%
Interest	35,526	44,293	(8,767)	-19.8%
Depreciation and amortization	50,936	44,798	6,138	13.7%
Administrative expenses	10,977	10,953	24	0.2%

Total operating expenses	183,248	180,196	3,052	1.7%

Income from continuing operations before equity in
income of unconsolidated Real Estate Ventures,
net gain on sales and minority interest	47,029	46,153	876	1.9%
Equity in income of unconsolidated Real Estate Ventures	1,573	38	1,535	4039.5%

Income from continuing operations before net gain
on sales and minority interest	48,602	46,191	2,411	5.2%
Gain on sale of interests in real estate	2,901	1,152	1,749	151.8%
Minority interest	308	—	308	100.0%

Income from continuing operations	51,811	47,343	4,468	9.4%
Income from discontinued operations (including gains on
dispositions)	2,503	4,680	(2,177)	-46.5%

Net income	$54,314	$52,023	$2,291	4.4%

Of the 247 Properties owned by the Partnership as of September 30, 2004, a total of 221 Properties containing an aggregate of 14.7 million net rentable square feet (“Same Store Properties”) were owned for the entire nine-month periods ended September 30, 2004 and 2003.

Revenue increased to $230.3 million for the nine-month period ended September 30, 2004 as compared to $226.4 million for the comparable period in 2003, primarily due approximately $1.8 million of additional revenue earned from the 14 TRC Properties acquired as part of the acquisition of TRC and revenue from two consolidated real estate ventures (Four and Six Tower Bridge Associates) that were consolidated effective March 31, 2004. These two real estate ventures were not consolidated in 2003. Additionally, this increase is also due to increased other revenue in 2004 as compared to 2003. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $3.3 million for the nine-month period ended September 30, 2004 and $4.4 million for the comparable period in 2003. Other revenue includes income from the settlement of a previously disclosed litigation, lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue increased to $9.7 million for the nine-month period ended September 30, 2004 as compared to $7.7 million for the comparable period in 2003 primarily due to the settlement of a previously disclosed litigation totaling $1.0 million plus accrued interest on the Partnership’s security deposit that was released in 2004. Revenue for the Same Store Properties increased to $206.3 million for the nine-months ended September 30, 2004 as compared to $203.9 million for the comparable period in 2003. This increase was the result of increased termination fees received in 2004 as compared to 2003 and increased tenant reimbursement revenue resulting from increased property operating expenses at the Same Store Properties in 2004. Occupancy for the Same Store Properties as of September 30, 2004 decreased to 90.6% from 91.6% as of September 30, 2003.

Property operating expenses increased to $64.4 million for the nine-month period ended September 30, 2004 as compared to $59.6 million for the comparable period in 2003, primarily due to property operating expenses associated with the 14 TRC Properties acquired as part of the acquisition of TRC, and additional property operating expenses associated with two consolidated real estate ventures that were consolidated effective March 31, 2004. Additionally, the increase in property operating expenses is attributable to increased snow removal costs, repairs and maintenance expenditures and utilities expenses in 2004 as compared to 2003. Property operating expenses for the Same Store Properties increased to $21.2 million for the three-months ended September 30, 2004 as compared to $19.7 million for the comparable period in 2003 as a result of increased snow removal costs, repairs and maintenance expenditures and utility expenses in 2004 as compared to 2003.

Back to Contents

Real estate taxes increased to $21.5 million for the nine-month period ended September 30, 2004 as compared to $20.6 million for the comparable period in 2003, primarily due to higher tax rates and property assessments Real estate taxes for the Same Store Properties increased to $19.6 million for the nine-months ended September 30, 2004 as compared to $18.4 million for the comparable period in 2003 as a result of higher tax rates and property assessments in 2004.

Interest expense decreased to $35.5 million for the nine-month period ended September 30, 2004 as compared to $44.3 million for the comparable period in 2003, primarily due to decreased average borrowings and decreased interest rates. Average outstanding debt balances for the nine-months ended September 30, 2004 were $775.5 million as compared to approximately $968.9 million for the comparable period in 2003. The Partnership’s weighted-average interest rate on its outstanding indebtedness (after giving effect to hedging activities) decreased to 4.62% as of September 30, 2004 from 5.56% as of September 30, 2003. The decrease in interest expense was offset by additional interest expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004 and additional borrowings under the revolving Credit Facility and the unsecured term loans used to fund the acquisition of TRC.

Depreciation and amortization expense increased to $50.9 million for the nine-month period ended September 30, 2004 as compared to $44.8 million for the comparable period in 2003 primarily due to additional depreciation recorded from the TRC Properties, other property acquisitions from October 2003 to September 2004, increased tenant improvements in the second half of 2003 and 2004 and depreciation and amortization expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004.

Administrative expenses were $11.0 million for the nine-month periods ended September 30, 2004 and 2003.

Equity in income of Real Estate Ventures increased to $1.6 million for the nine-month period ended September 30, 2004 as compared to $0.1 million for the comparable period in 2003, primarily due to increased income from the One and Three Christina Center real estate venture formed in December 2003, in which the Partnership retains a 20% interest and an impairment charge recorded during the third quarter 2003 associated with a non-operating joint venture. This increase was offset by the reclassification of income from our Four and Six Tower Bridge joint ventures that were consolidated into the Partnership’s statement of operations effective March 31, 2004.

Gain on sale of real estate interests increased to $2.9 million in 2004 from $1.2 million in 2003 primarily due to the purchase and sale of a land parcel to two separate third parties during the third quarter 2004 in which the Partnership recorded a net gain of approximately $1.5 million.

Minority interest from continuing operations represents the income attributable to the interest of the outside joint venture partners in the net income of the Partnership’s two consolidated real estate ventures. These two real estate ventures were consolidated effective March 31, 2004.

Discontinued operations decreased to $2.5 million for the nine-month period ended September 30, 2004 as compared to $4.7 million for the comparable period in 2003 primarily due to the operations of the properties included in discontinued operations in 2004 as compared to 2003. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine-month period ended September 30, 2004, the Partnership generated $101.0 million in cash flow from operating activities. Other sources of cash flow for the nine-month period consisted of: (i) $392.3 million in net proceeds from Unit issuances, (ii) $17.0 million of proceeds from draws on the Credit Facility, net of Credit Facility payments, (iii)$433.0 million from term loan borrowings, (iv) $20.7 million of proceeds from sales of properties, (v) $4.9 million of proceeds from exercise of stock options, (vi) $0.3 million of cash distributions from Real Estate Ventures in excess of equity in income (vii) $0.4 million from the consolidation of variable interest entities and (viii) $1.0 million from repayments on employee loans. During the nine-month period ended September 30, 2004, cash outflows consisted of: (i)$100 million of term loan repayments, (ii)$93.8 million of repurchases of Series B Preferred Units and Class A Units, (iii) $79.2 million to fund development and capital expenditures, (iv) $45.8 million of mortgage note repayments, (v) $67.9 million of distributions to common partnership unitholders, (vi) $6.6 million of leasing costs, (vii) $3.8 million in debt financing costs, (viii) $1.6 million for redemption of Class A Units, (ix) $0.6 million of escrowed cash and (x) $0.2 million of additional investments in Real Estate Ventures.

During the nine-month period ended September 30, 2003, the Partnership generated $85.3 million in cash flow from operating activities. Other sources of cash flow for the nine-month period consisted of: (i) $20.0 million of proceeds from draws on the Credit Facility net of Credit Facility repayments, (ii) $47.0 million in net proceeds from share issuances, (iii) $6.8 million of proceeds from sales of properties, (iv) $3.0 million of escrowed cash, (v) $1.9 million from payments on employee loans and (vi) $1.3 million of cash distributions from Real Estate Ventures. During the nine-month period ended September 30, 2003, cash out-flows consisted of: (i) $80.2 million of mortgage note repayments, (ii) $64.5 million of distributions to common partnership unitholders, (iii) $33.5 million to fund development and capital expenditures, (iv) $5.9 million of leasing costs, (v) $0.5 million of additional investment in Real Estate Ventures and (vi) $0.1 million of debt financing costs.

Capitalization

During the nine-month period ended September 30, 2004, the Partnership replaced its existing credit facility with a $450 million unsecured Credit Facility that matures in May 2007, subject to a one-year extension option. The Partnership may elect to increase the Credit Facility to $600 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. The Credit Facility bears interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Partnership’s unsecured senior debt rating. As of September 30, 2004, the Partnership’s interest rate was 2.74% (LIBOR rate of 1.84% plus a spread of 0.90%).

During the nine-month period ended September 30, 2004, the Partnership repaid all amounts due under its existing $100.0 million unsecured term loan and obtained two additional unsecured term loans in the principal amounts of $320.0 million (the 2007 Term Loan) and $113.0 million (the 2008 Term Loan). The 2007 Term Loan was scheduled to mature in September 2007 and the 2008 Term Loan matures in September 2008. As of September 30, 2004, the Partnership’s interest rate under the 2007 and 2008 Term Loans were 2.94% and 3.19% (LIBOR rate of 1.84% plus a spread of 1.10% and 1.35%).

On October 22, 2004, the Partnership issued $275.0 million of its 2009 4.5% unsecured notes (the “2009 Notes”) and $250.0 million of its 2014 5.4% unsecured notes (the “2014 Notes”). The Partnership received net proceeds after discounts and underwriting discounts of approximately $520.1 million. The Partnership and certain of the wholly-owned subsidiaries of the Partnership fully and unconditionally guaranteed the payment of principal of and interest on the Notes. In anticipation of the issuance of the Notes, the Partnership entered into treasury lock agreements with notional amounts totaling $194.8 million with an expiration of 5 years at an all-in rate of 4.7% and with notional amounts totaling $188.0 million with an expiration of 10 years at an all-in rate of 5.6%. Upon issuance of the Notes, the Partnership terminated the treasury lock agreements at a total cost of $3.2 million that will be amortized to interest expense over the life of the respective notes. The net proceeds of the Notes were used to repay the $320 million 2007 Term Loan, to settle the treasury lock agreements discussed above and to reduce borrowings outstanding under the Partnership’s revolving credit facility.

Back to Contents

As of September 30, 2004, the Partnership had approximately $1,277.7 million of debt outstanding, consisting of $322.0 million of borrowings under the Credit Facility, $433.0 million under two unsecured term loans and $522.7 million of mortgage notes payable. The mortgage loans mature between January 2006 and July 2027. As of September 30, 2004, the Partnership also had $10.7 million of letters of credit outstanding under the Credit Facility and $117.3 million of unused availability under the Credit Facility.

Previously, the Partnership had entered into interest rate swap agreements to fix the LIBOR component of the Partnership’s interest rate on $175 million of the Credit Facility at approximately 4.2%. These interest rate swaps expired on June 29, 2004.

The Partnership intends to refinance its mortgage notes payable as they become due primarily through the use of unsecured debt or equity. The Partnership expects to renegotiate its Credit Facility prior to maturity or extend its term.

On January 12, 2004, the Company issued 2,645,000 Common Shares for net proceeds of approximately $69.3 million, in an underwritten public offering, and contributed those proceeds to the Partnership in exchange for 2,645,000 GP Units. The Partnership used the proceeds to reduce the outstanding balance under our revolving credit facility.

In February 2004, the Partnership redeemed all of its outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. The Partnership recorded a gain of $4.5 million related to the redemption.

On February 27, 2004, the Company issued 2,300,000 Series D Preferred Shares for net proceeds of approximately $55.5 million, in an underwritten public offering, and contributed those proceeds to the Partnership in exchange for 2,300,000 Series E Preferred Mirror Units. The Partnership used the proceeds to reduce the outstanding balance under our revolving credit facility.

On March 3, 2004, the Company issued 1,840,000 Common Shares for net proceeds of approximately $50.7 million, in an underwritten public offering, and contributed those proceeds to the Partnership in exchange for 1,840,000 GP Units. The Partnership used the proceeds to reduce the outstanding balance under our revolving credit facility.

On September 17, 2004, the Company issued 7,750,000 Common Shares for net proceeds of approximately $217.1 million, in an underwritten public offering, and contributed those proceeds to the Partnership in exchange for 7,750,000 general partnership units.

As of September 30, 2004, the Partnership’s debt-to-market capitalization ratio was 44.1%. As a general policy, the Partnership intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Board of Trustees of Brandywine Realty Trust approved a share repurchase program authorizing it to repurchase up to 4,000,000 of its outstanding Common Shares. Through September 30, 2004, Brandywine Realty Trust had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Concurrent with share repurchases by Brandywine Realty Trust, we have repurchased 3.2 million of its GP Units from Brandywine Realty Trust at an average price of $17.75 per GP Unit. Under the share repurchase program, Brandywine Realty Trust has the authority to repurchase an additional 762,000 shares. No time limit has been placed on the duration of the share repurchase program.

Short- and Long-Term Liquidity

The Partnership believes that its cash flow from operations is adequate to fund its short-term liquidity requirements. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company’s REIT qualification under the Internal Revenue Code.

Back to Contents

On September 20, 2004, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $24.6 million, which was paid on October 15, 2004 to unit holders of record as of October 5, 2004.

On September 20, 2004, the Partnership declared distributions to holders of its Series A Preferred Units, Series D Preferred Units and Series E Preferred Units to holders of record on September 30, 2004. These units are currently entitled to a cumulative preferential return of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on October 15, 2004 to holders of Series A Preferred Units, Series D Preferred Units and Series E Preferred Units totaled $.7 million, $.9 million and $1.1 million, respectively.

The Partnership expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under its Credit Facility, other long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.

Inflation

A majority of the Partnership’s leases provide for separate escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases. The Partnership believes that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Partnership is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Partnership’s yield on invested assets and cost of funds and, in turn, the Partnership’s ability to make distributions or payments to its shareholders. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership which adversely affect its operating results and liquidity.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on prevailing market conditions at September 30, 2004.

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2004, our consolidated debt consisted of $499.5 million in fixed rate mortgages and $23.2 million in variable rate mortgage notes, $322.0 million borrowings under our credit facility and $433.0 million under our term loans. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial position.

As of September 30, 2004, the carrying value of our fixed rate debt was $499.5 million and had a fair value of $553.7 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual September 30, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair market value of our fixed-rate debt by $32.3million at September 30, 2004. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by $35.6 million at September 30, 2004.

Based on our variable rate debt as of September 30, 2004, a 1% increase in interest rates would result in an additional $7.8 million in interest expense per year and a 1% decrease would reduce interest expense by $7.8 million per year.

Back to Contents

On October 22, 2004, the Partnership issued $275.0 million of its 2009 4.5% unsecured notes (the “2009 Notes”) and $250.0 million of its 2014 5.4% unsecured notes (the “2014 Notes”). In anticipation of the issuance of the Notes, the Partnership entered into treasury lock agreements with notional amounts totaling $194.8 million with an expiration of 5 years at an all-in rate of 4.7% and with notional amounts totaling $188.0 million with an expiration of 10 years at an all-in rate of 5.6%. Upon issuance of the Notes, the Partnership terminated the treasury lock agreements at a total cost of $3.2 million that will be amortized to interest expense over the life of the respective notes. On a pro forma basis after these financing transactions, the Partnership’s variable rate debt has decreased by $525.0 million to $253.2 million. Based on the pro forma variable rate debt, a 1% increase would result in an additional $2.5 million of interest expense per year and a 1% decrease would reduce interest expense by $2.5 million per year.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Chief Executive Officer and its Chief Financial Officer of the Company, after evaluating the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in internal controls over financial reporting. There was no change in the Partnership’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the unit repurchases during the three-month periods ended September 30, 2004:

	Total Number of Unit Purchased	Average Price Paid Per Unit	Total Number of Unit Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)

2004:
April	—	$—	—	762,000
May	—	$—	—	762,000
June	—	$—	—	762,000

Total	—	$—	—	762,000

(1) In 1998, the Company's Board of Trustees approved an open market share repurchase program and in 2001 authorized an increase in the total number of Common Shares that may be repurchased under the program to 4,000,000 Common Shares. The share repurchase program does not have an expiration date.

Back to Contents

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
10.1	Contribution Agreement (Incorporated by reference to Exhibit 10.1 to Brandywine’s Current Report on Form 8-K filed August 19, 2004)
10.2	Amendment No. 1 to Credit Agreement (Incorporated by reference to Exhibit 10.1 to Brandywine’s Current Report on Form 8-K filed September 13, 2004)
10.3	Term Loan Credit Agreement (2007) (Incorporated by reference to Exhibit 10.1 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.4	Term Loan Credit Agreement (2008) (Incorporated by reference to Exhibit 10.2 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.5	Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.6	Tax Protection Agreement (Incorporated by reference to Exhibit 10.4 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.7	Indenture (Incorporated by reference to Exhibit 4.1 to Brandywine’s Current Report on Form 8-K filed October 22, 2004)
10.8	Form of $275,000,000 4.50% Guaranteed Note due 2009 (Incorporated by reference to Exhibit 4.2 to Brandywine’s Current Report on Form 8-K filed October 22, 2004)
10.9	Form of $250,000,000 5.40% Guaranteed Note due 2014 (Incorporated by reference to Exhibit 4.3 to Brandywine’s Current Report on Form 8-K filed October 22, 2004)
31.1	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
(Registrant)

	By:	Brandywine Realty Trust, its General Partner

Date: November 9, 2004	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004	By:	/s/ Christopher P. Marr

Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004	By:	/s/ Timothy M. Martin

Timothy M. Martin, Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)