Form 10-K
period 2004-12-31
BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2005-03-16
CIK 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2004

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number	000-24407

Brandywine Operating Partnership, L.P. (Exact name of registrant as specified in its charter)
Delaware	23-2862640

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Plymouth Road, Plymouth Meeting, Pennsylvania	19462

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 325-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Units of General Partnership Interest

(Title of class)

Back to Contents

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes     No

As of June 30, 2004, the aggregate market value of the 906,467 common units of limited partnership (“Units”) held by non-affiliates of the Registrant was $24.6 million based upon the last reported sale price of $27.19 per share on the New York Stock Exchange on June 30, 2004 of the commons shares of beneficial interest of Brandywine Realty Trust, a real estate investment trust and the sole general partner of the Registrant, for which the Units are redeemable under certain circumstances at the election of Brandywine Realty Trust. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)

Documents Incorporated By Reference

Portions of the information in the proxy statement for the Annual Meeting of Shareholders of Brandywine Realty Trust to be held May 2, 2005 are incorporated by reference into Part III, Items 10, 11,12, 13 and 14 of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

Page

PART I

Back to Contents

PART I

Item 1. Business

General

Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust (sometimes referred to as the “Company”), a self-administered and self-managed real estate investment trust (“REIT”), conducts its business and owns its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest, par value $0.01 per share, are listed on the New York Stock Exchange under the symbol “BDN.”

As of December 31, 2004, we owned 222 office properties, 23 industrial facilities and one mixed-use property (the “Properties”) containing an aggregate of approximately 19.2 million net rentable square feet. As of December 31, 2004, we held economic interests in nine unconsolidated real estate ventures that contain approximately 1.6 million net rentable square feet (the “Real Estate Ventures”). In addition, we own interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet. We also own approximately 445 acres of undeveloped land. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia. As of December 31, 2004, we were performing management and leasing services for 35 other properties containing an aggregate of 2.7 million net rentable square feet, excluding certain of the Real Estate Ventures which we manage.

Significant Transactions During 2004

Real Estate Acquisitions/Dispositions

In March 2004, we sold 1255 Broad Street, a property totaling 37,478 square feet located in Bloomfield, New Jersey, for a sales price of $4.0 million. We also sold 2201 Dabney Road, a property totaling 45,000 square feet located in Richmond, Virginia, for a sales price of $2.1 million.

In May 2004, we sold a land parcel containing 5.3 acres in Richmond, Virgina for a sales price of $1.2 million.

In June 2004, we sold 935 First Avenue, a property totaling 103,090 square feet located in King of Prussia, Pennsylvania, for a sales price of $17.0 million.

In July 2004, we acquired Five Greentree, a property totaling 169,534 square feet located in Marlton, New Jersey, for a purchase price of $18.4 million.

In July 2004, we completed the purchase and sale of a land parcel totaling 93 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million. As part of the sale, we provided the purchaser $4.0 million of mortgage financing. Subsequent to the sale, the mortgage note was fully repaid.

In August 2004, we sold a land parcel totaling 19.4 acres in Mount Laurel, New Jersey for a sales price of $1.3 million.

In September 2004, we acquired a land parcel totaling 58.4 acres in Newtown, Pennsylvania for a purchase price of $4.5 million.

In September 2004, we acquired 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”). Through the acquisition, we acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The aggregate consideration was $630.5 million including $28.5 million of closing costs and debt prepayment penalties that are included in the basis of the assets acquired. The consideration was paid with $539.6 million of cash, $79.3 million of debt assumed, $1.6 million of other liabilities assumed and 343,006 Class A Units valued at $10.0 million. In addition, we agreed to issue to the sellers up to a maximum of $9.7 million of additional Class A Units if certain of the properties achieve at least 95% occupancy prior to September 21, 2007.

Back to Contents

In September 2004, we sold a land parcel containing 4.6 acres in Richmond, Virgina for a sales price of $0.3 million.

In December 2004, we sold 55 U.S. Avenue located in Gibbsboro, New Jersey, a property totaling 138,982 square feet, for a sales price of $5.5 million. As part of the sale, we provided the purchaser $4.4 million of mortgage financing.

Debt Financings

In May 2004, we replaced our then existing credit facility with a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one-year extension option. We may elect to increase the Credit Facility to $600 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders. The Credit Facility generally bears interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on our unsecured senior debt rating.

In September 2004, we repaid all amounts due under our then existing $100.0 million unsecured term loan and obtained two additional unsecured term loans in the principal amounts of $320.0 million (the “2007 Term Loan”) and $113.0 million (the “2008 Term Loan”). The 2007 Term Loan was scheduled to mature in September 2007 and the 2008 Term Loan was scheduled to mature in September 2008. The 2007 and 2008 Term Loans were obtained to finance a portion of the TRC acquisition.

In October 2004, we issued $275.0 million of 2009 4.5% unsecured notes (the “2009 Notes”) and $250.0 million of 2014 5.4% unsecured notes (the “2014 Notes”) in an underwritten public offering. We received net proceeds, after discounts, of approximately $520.1 million. The Company and certain of our wholly-owned subsidiaries fully and unconditionally guaranteed the payment of principal and interest on the Notes. In anticipation of the issuance of the Notes, we entered into treasury lock agreements with notional amounts totaling $194.8 million with an expiration of five years at an all-in rate of 4.7% and with notional amounts totaling $188.0 million with an expiration of 10 years at an all-in rate of 5.6%. Upon issuance of the Notes, we terminated the treasury lock agreements at a total cost of $3.2 million that will be amortized to interest expense over the life of the respective Notes. The net proceeds of the 2009 Notes and 2014 Notes were used to repay the $320.0 million 2007 Term Loan, to settle the treasury lock agreements discussed above and to reduce borrowings outstanding under the Credit Facility.

In December 2004, we sold $113.0 million aggregate princinpal amount of 2008 unsecured notes (the “2008 Notes”) to a group of qualified institutional investors. The 2008 Notes bear interest from their date of issuance at the rate of 4.34% per annum and mature on December 14, 2008. The 2008 Notes do not provide for scheduled principal amortization prior to the maturity date. The Company and certain of our subsidiaries fully and unconditionally guaranteed the payment of principal and interest on the 2008 Notes. A former partner in TRC has also provided a guaranty of the 2008 Notes (although this guaranty does not in any way limit or diminish our obligations or the obligations arising under the guarantees that the Company and certain of our subsidiaries provided). The note purchase agreement for the 2008 Notes contains various affirmative and negative covenants, including covenants that limit our incurrence of additional indebtedness. The proceeds from the 2008 Notes were used to repay the 2008 Term Loan.

Equity Issuances

In January 2004, the Company sold 2,645,000 Common Shares for net proceeds of approximately $69.2 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 2,645,000 GP Units (defined below). We used the proceeds to reduce the outstanding balance under our revolving credit facility.

Back to Contents

In February 2004, we redeemed all of our outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. We recorded a gain of $4.5 million related to the redemption.

In February 2004, the Company sold 2,300,000 Series D Preferred Shares for net proceeds of approximately $55.5 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 2,300,000 Series E Preferred Mirror Units. We used the proceeds to reduce the outstanding balance under our revolving credit facility.

In March 2004, the Company sold 1,840,000 Common Shares for net proceeds of approximately $50.5 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 1,840,000 GP Units. We used the proceeds to reduce the outstanding balance under our revolving credit facility.

In September 2004, the Company sold 7,750,000 Common Shares for net proceeds of approximately $217.0 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 7,750,000 GP Units. We used the proceeds to acquire the TRC Properties and to reduce the outstanding balance under our revolving credit facility.

Organization

We were formed as a Delaware limited partnership and are controlled by Brandywine Realty Trust, our sole general partner.

Brandywine Realty Trust was organized and commenced its operations in 1986 as a Maryland REIT. As of December 31, 2004, Brandywine Realty Trust owned approximately 96.4% of our outstanding partnership units, excluding our Preferred Mirror Units. The Company’s structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.

As of the date of this Form 10-K, we have the following classes of units (“Units” or “Partnership Units”) of partnership interest outstanding: units of Class A Limited Partnership Interest (“Class A Units”), units of General Partnership Interest (“GP Units”), Series D Preferred Mirror Units and Series E Preferred Mirror Units. Collectively, the GP Units and the Class A Units are referred to as Common Partnership Units. As of the date of this Form 10-K, there are 3,758,219 Class A Units outstanding, 2,061,459 of which are owned by outside limited partners and the balance of which are owned by Brandywine Realty Trust, and 53,891,312 GP Units outstanding, all of which are owned by Brandywine Realty Trust. In addition, Brandywine Realty Trust owns all of the Series D Preferred Mirror Units and Series E Preferred Mirror Units. Brandywine Realty Trust, as a holder of GP Units and Class A Units, as well as other holders of Class A Units, are entitled to share in cash distributions from, and in profits and losses of, the Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the Series D Preferred Mirror Units and Series E Preferred Mirror Units.

Pursuant to our partnership agreement we are obligated to redeem the Class A Units, other than those held by the Company, tendered for redemption, for cash or Common Shares of the Company, at the option of the Company.

The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50 million, or $25.00 per unit. Cumulative distributions on the Series D Preferred Mirror Units are payable quarterly at an annualized rate of 7.50% of the liquidation preference. In the event that any of the Series C Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after December 30, 2008, then an equivalent number of Series D Preferred Mirror Units will be redeemed.

The 2,300,000 Series E Preferred Mirror Units outstanding have an aggregate liquidation preference of $57.5 million, or $25.00 per unit. Cumulative distributions on the Series E Preferred Mirror Units are payable quarterly at an annualized rate of 7.375% of the liquidation preference. In the event that any of the Series D Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after February 27, 2009, then an equivalent number of Series E Preferred Mirror Units will be redeemed.

Back to Contents

Our executive offices and our Pennsylvania regional offices are located at 401 Plymouth Road, Suite 500, Plymouth Meeting, Pennsylvania 19462 and our telephone number is (610) 325-5600. The Company has an internet website at www.brandywinerealty.com. We are not incorporating by reference in this Form 10-K any material from the website. The reference to the website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only. We also have regional offices in Mount Laurel, New Jersey; Philadelphia, Pennsylvania; and Richmond, Virginia.

Business Objective

Our business objective is to effectively deploy capital to maximize return on investment. To accomplish this objective we seek to:

•	maximize cash flow through aggressive leasing strategies that we adapt to market conditions and that are designed to continue market outperformance and capture potential rental growth as rental rates increase and as below-market leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	increase the economic diversification of our tenant base while maximizing economies of scale;

•	deploy our existing land inventory and seek new land parcels on which to develop high-quality office and industrial properties to service our tenant base, as warranted by market conditions;

•	capitalize on our redevelopment expertise to selectively acquire, redevelop and reposition underperforming properties in desirable locations;

•	acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets in the Mid-Atlantic region that we expect will experience economic growth and provide barriers to entry;

•	objectively assess alternative capital investment strategies including, but not limited to, joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources; and

•	utilize our reputation as one of our region’s largest full-service real estate development and management organizations to identify new business opportunities that will expand our business and create long-term value.

We expect to continue to concentrate our real estate activities in submarkets within the Mid-Atlantic region where we believe that:

•	barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space;

•	current market rents and absorption statistics justify limited new construction activity;

•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies; and

•	there is potential for economic growth.

We are also assessing entry into additional regions where we believe we can effectively further our business objective.

Back to Contents

Policies With Respect To Certain Activities

The following is a discussion of our investment, financing and other policies. These policies have been determined by the Company’s Board of Trustees and may be amended or revised from time to time by the Board of Trustees without a vote of our limited partners.

Investments in Real Estate or Interests in Real Estate

We may develop, purchase or lease income-producing properties for long-term investment, expand and improve theProperties presently owned or other properties purchased, or sell such properties, in whole or in part, as circumstances warrant. Although there is no limitation on the types of development activities that we may undertake, we expect that our development activities will generally be on a build-to-suit basis for particular tenants, or where a significant portion of the building is pre-leased before construction begins. We may also participate with other entities in property ownership through joint ventures or other types of co-ownership. Our equity investments may be subject to existing or future mortgage financing and other indebtedness that will have priority over our equity investments.

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, in the discretion of management or of the Board of Trustees, invest in other types of equity real estate investments, mortgages and other real estate interests. We do not presently intend to invest to a significant extent in mortgages or deeds of trust, but may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

Disposition

Our disposition of Properties is based upon management’s periodic review of our portfolio and the determination by management and the Company’s Board of Trustees that such action would be in the best interests of the Partnership.

Financing Policies

As a general policy, we intend, but are not obligated, to maintain a long-term average debt-to-market capitalization ratio of no more than 50%. Our mortgages, credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. The Company's charter documents do not limit the amount or percentage of indebtedness that we may incur. We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole.

We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and the Partnership as a whole to generate cash flow to cover expected debt service.

Working Capital Reserves

We will maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that our management determines to be adequate to meet normal contingencies in connection with our business and investments.

Back to Contents

Policies with Respect to Other Activities

We expect the Company to issue additional common and preferred shares of beneficial interest in the future, and in turn we may issue additional common and preferred units of limited partnership interest to the Company in exchange for the net proceeds of such issuances or to persons who contribute their direct or indirect interests in properties to us in exchange for such units. We have not engaged in trading, underwriting or agency distribution or sale of securities of unaffiliated issuers and we do not intend to do so. We may make loans to third parties, including to joint ventures in which we participate. Our policies with respect to such activities may be reviewed and modified from time to time by the Company's Board of Trustees.

Management Activities

We conduct our third-party real estate management services business through Brandywine Realty Services Corporation (the “Management Company”), a taxable REIT subsidiary, which performs management and leasing services for 39 properties owned by third-parties and certain of the Real Estate Ventures. We own a 95% interest of the Management Company. The remaining 5% of the Management Company is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company's Board of Trustees. As of December 31, 2004, the Management Company was managing properties containing an aggregate of approximately 22.7 million net rentable square feet, of which approximately 19.2 million net rentable square feet related to Properties owned by us and approximately 3.5 million net rentable square feet related to properties owned by third parties and certain of the Real Estate Ventures.

Geographic Segments

We currently manage our portfolio of Properties within five segments: (1) Pennsylvania–West, (2) Pennsylvania–North, (3) New Jersey, (4) Urban and (5) Virginia. The Pennsylvania–West segment includes properties in Chester, Delaware and Montgomery counties in the suburbs of Philadelphia, Pennsylvania. The Pennsylvania–North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in Bucks County, Pennsylvania and counties in the southern part of New Jersey, including Burlington, Camden and Mercer counties. The Urban segment includes properties within the city of Philadelphia, Pennsylvania and in the state of Delaware. The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina.

Competition

The real estate business is highly competitive. Our Properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements. We also face competition when attempting to acquire or develop real estate, including competition from domestic and foreign financial institutions, other REIT’s, life insurance companies, pension funds, partnerships and individual investors. Additionally, our ability to compete depends upon, among other factors, trends in the economies of our markets, investment alternatives, the financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, land availability, satisfactory completion of construction approvals, taxes, governmental regulations, legislation and population trends.

Employees

As of December 31, 2004, we had 294 full-time employees, including 14 union employees.

Environmental Regulations

As an owner and operator of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition and results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our Properties, properties that we have sold or on properties that we may acquire in the future. See Item 1. Business-“Risk Factors – Environmental problems at the Properties are possible and may be costly.”

Back to Contents

Other

We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2004 revenue.

Code of Conduct

The Company maintains a Code of Business Conduct and Ethics applicable to the Company’s Board and all of its officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Business Conduct and Ethics is available on the Company’s website, www.brandywinerealty.com. In addition to being accessible through our website, copies of the Code of Business Conduct and Ethics can be obtained, free of charge, upon written request to Investor Relations, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462. Any amendments to or waivers of the Code of Business Conduct and Ethics that apply to the principal executive officer, the principal financial officer, the principal accounting officer, the controller or persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K will be disclosed on our website. The reference to the website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on the Company’s Internet web site, http://www.brandywinerealty.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Secretary, Brandywine Realty Trust, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462.

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking, such as statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of us. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which our principal tenants compete, our failure to lease unoccupied space in accordance with our projections, our failure to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, unanticipated costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and to our acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Back to Contents

Our performance is subject to risks associated with our Properties and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our Properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our partners will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our Properties include:

•	downturns in the national, regional and local economic climate;

•	competition from other office, industrial and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, or other commercial or industrial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.

Our performance is dependent upon the economic conditions of the Mid-Atlantic markets in which our Properties are located.

Our properties are located primarily in and around Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia. Because our Properties are not dispersed throughout a broad geographic area and nearly all of our revenues are derived from these core Mid-Atlantic markets, we are especially sensitive to adverse economic developments in any of these regions. Like other real estate markets, these markets have experienced economic downturns in the past, and have recently experienced a downturn similar to the broader economic slowdown in the U.S. Such a downturn can lead to lower occupancy rates and, consequently, downward pressure on rental rates. Difficult economic conditions can also cause companies to experience difficulty with their cash flow, which might cause them to delay or miss making their lease payments, or result in their insolvency or bankruptcy. Furthermore, such a climate might affect the timing of lease commitments by new tenants or lease renewals by existing tenants, as such parties delay or defer their leasing decisions in order to get the most current information possible about trends in their businesses or industries. A prolonged decline in the economies of one or more of our core real estate markets, or in the U.S. economy as a whole, could adversely affect our financial position, results of operations, cash flow and ability to make distributions to partners.

Back to Contents

We may experience increased operating costs, which might reduce our profitability.

Our Properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our Properties. In general, under our leases with tenants, we pass on all or a portion of these costs to them. We cannot assure you, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our core geographic markets might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to partners.

Our investment in property development or redevelopment may be more costly than we anticipate.

We intend to continue to develop properties where market conditions warrant such investment. As of December 31, 2004, we had six projects in development or redevelopment, including our construction of the Cira Centre in Philadelphia’s University City district. We expect our total investment in these developments to be approximately $221.3 million, of which $112.3 million had been incurred as of December 31, 2004.

Once made, our investments may not produce results in accordance with our expectations. Risks associated with our current and future development and construction activities include:

•	the unavailability of favorable financing alternatives in the private and public debt markets;

•	construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;

•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;

•	expenditure of funds and devotion of management’s time to projects that we do not complete;

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.

For additional information on development risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Development Risk.”

We face risks associated with property acquisitions.

We have in the past acquired, and intend in the future to acquire, properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. We completed one such transaction in the third quarter of 2004 with our acquisition of a portfolio of 14 office properties located in Pennsylvania and Delaware for a purchase price of approximately $600 million which we financed through a combination of debt and equity issuances. Although we believe that our purchase of this office portfolio and other acquisitions that we have completed in the past and that we expect to undertake in the future have and will enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:

Back to Contents

•	we may not be able to obtain financing for acquisitions on favorable terms;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•	acquired properties may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures; and

•	we may not be able to efficiently integrate acquired properties, particularly portfolios of properties, into our organization and to manage new properties in a way that allows us to realize cost savings and synergies.

Acquired properties may subject us to unknown liabilities.

Properties that we acquire may be subject to unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired properties could include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the properties; and

•	liabilities incurred in the ordinary course of business.

We have agreed not to sell certain of our Properties.

We have agreed not to sell several of our Properties, including all 14 of the TRC Properties that we acquired in the third quarter of 2004, for varying periods of time, in transactions that would trigger taxable income to their former owners, and we may enter into similar arrangements as a part of future property acquisitions. Some of these tax protection agreements are with affiliates of one of the trustees of the Company. These agreements generally provide that we may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986 (the “Code”) or in other tax deferred transactions. Such transactions can be difficult to complete and can result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the disposed of property. Violation of these tax protection agreements would impose significant costs on us. As a result, we will be restricted with respect to decisions such as financing, encumbering, expanding or selling these Properties.

We may be unable to renew leases or re-lease space as leases expire.

If tenants do not to renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty. For additional detail on the risk of non-renewal of expiring leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Tenant Rollover Risk.”

Back to Contents

We face significant competition from other real estate developers.

We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce the number of suitable investment opportunities offered to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates, reducing our bargaining leverage and adversely affecting our ability to improve our operating leverage. In addition, some of our competitors may be willing, because their properties may have vacancy rates higher than those for our Properties, to make space available at lower prices than available space in our Properties. We cannot assure you that this competition will not adversely affect our cash flow and ability to make distributions to partners.

Property ownership through joint ventures may limit our ability to act exclusively in our interests.

We intend to develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have investments in nine unconsolidated Real Estate Ventures and two additional real estate ventures that are consolidated in our financial statements. Our investments in these 11 ventures aggregated approximately $14.9 million (net of returns of investment amounts) as of December 31, 2004. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners are inconsistent with ours, we will not be able to act exclusively in our interests.

Because real estate is illiquid, we may not be able to sell Properties when appropriate.

Real estate investments generally, and in particular large office and industrial properties like those that we own, often cannot be sold quickly. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits our ability to sell Properties that we have held for fewer than four years without resulting in adverse consequences to our partners. Furthermore, Properties that we developed and have owned for a significant period of time or that we acquired in exchange for units often have a low tax basis. If we were to dispose of any of these Properties in a taxable transaction, the Company may be required under provisions of the Code applicable to REITs to distribute a significant amount of the taxable gain to its shareholders and this could, in turn, impact our cash flow and ability to make distributions to partners. In some cases, tax protection agreements prevent us from selling certain Properties without incurring substantial costs (see “Risk Factors-We have agreed not to sell certain of our Properties” above). In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain Properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to partners as well as the ability of someone to purchase us, even if a purchase were in our partners’ best interests.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

If one or more of our tenants were to experience financial difficulties, including bankruptcy, insolvency or a general downturn of business, there could be an adverse effect on our financial performance and distributions to partners. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any such unsecured claim would only be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims; restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any such unsecured claims that we might hold. For additional detail on tenant credit risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Tenant Credit Risk.”

Back to Contents

Some potential losses are not covered by insurance.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims and terrorism and acts of war, that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to partners.

Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.

Terrorist attacks against our Properties, or against the United States or its interests, may negatively impact our operations and the value of our securities. Attacks or armed conflicts could result in increased operating costs; for example, it might cost more in the future for building security, property/casualty and liability insurance, and property maintenance. Following the September 11, 2001 terrorist attacks, we increased the level of security at our Properties and we continue to reevaluate our security infrastructure. As a result of terrorist activities and other market conditions, the cost of insurance coverage for our Properties could also increase. We might not be able to pass along the increased costs associated with such increased security measures and insurance to our tenants, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Such adverse economic conditions could affect the ability of our tenants to pay rent, which could have a negative impact on our results.

Our ability to make distributions is subject to various risks.

Historically, we have paid quarterly distributions to our partners. Our ability to make distributions in the future will depend upon:

•	the operational and financial performance of our Properties;

•	capital expenditures with respect to existing and newly acquired Properties;

•	general and administrative costs associated with the Company’s operation as a publicly-held REIT;

•	the amount of, and the interest rates on, our debt; and

•	the absence of significant expenditures relating to environmental and other regulatory matters.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to partners.

Back to Contents

Changes in the law may adversely affect our cash flow.

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. The Properties are also subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards and default under some of our tenant leases. Moreover, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions. Although we believe that the Properties are currently in material compliance with all such requirements, we cannot assure you that these requirements will not change or that newly imposed requirements will not require significant unanticipated expenditures.

The terms and covenants relating to our existing indebtedness could adversely impact our economic performance.

Like other real estate companies which incur debt, we are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to shareholders at expected levels or at all. Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to partners. If we do not meet our debt service obligations, any Properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of Properties foreclosed on, could threaten our continued viability.

Our credit facility and the indenture governing our unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our credit facility is subject to our compliance with such financial and other covenants. In the event that we would fail to satisfy these covenants, we would be in default under the credit facility and indenture, and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

As of December 31, 2004, we had outstanding borrowings of approximately $173.2 million bearing interest at variable rates. Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to partners. Rising interest rates could also restrict our ability to refinance existing debt when it matures. In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions. We may, from time to time, enter into agreements such as interest rate hedges, swaps, floors, caps and other interest rate hedging contracts with respect to a portion of our variable rate debt. Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of the Company’s common shares or our debt securities.

Our degree of leverage could affect our ability to obtain additional financing for working capital expenditures, development, acquisitions or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. We cannot, however, assure you that we will be able to maintain this rating. In the event that our senior unsecured debt were to be downgraded from its current rating, we would likely incur higher borrowing costs and the market prices of the Company’s common shares and our debt securities might decline. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

Back to Contents

Environmental problems at the Properties are possible and may be costly.

Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean-up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person subject to the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral.

Environmental laws that govern the presence, maintenance and removal of asbestos require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, notify and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Independent environmental consultants have conducted a standard Phase I or similar general environmental site assessment (“ESA”) for each of our Properties to identify potential sources of environmental contamination and assess environmental regulatory compliance. For a number of our Properties, the Phase I ESA either referenced a prior Phase II ESA obtained on such Property or prompted us to have a Phase II ESA of such Property conducted. A Phase II ESA generally involves invasive procedures, such as soil sampling and testing or the installation and monitoring of groundwater wells. Although the ESAs that have been conducted identified environmental contamination on a few of our Properties, they have not revealed any environmental contamination, liability or compliance concern that we believe would have a material adverse effect on our cash flow or ability to make distributions to partners. It is possible that the existing ESAs of our Properties do not reveal all environmental contaminations, liabilities or compliance concerns which currently exist, and it is also possible that the cost of remediating identified contamination may exceed current estimates. In addition, future properties which we acquire may be subject to environmental conditions.

Although we have an ongoing maintenance program in place to address indoor air quality, inquiries about indoor air quality may necessitate special investigation and, depending upon the results, remediation. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels has been alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions occur at one of our Properties, we may need to undertake a targeted remediation program, including without limitation, taking steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs are costly and could necessitate the temporary relocation of some or all of the affected Property’s tenants or require rehabilitation of that Property.

Americans with Disabilities Act compliance could be costly.

The Americans with Disabilities Act of 1990 (“ADA”) requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are currently in material compliance with present requirements, noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. Such costs may adversely affect our cash flow and ability to make distributions to partners.

Back to Contents

Brandywine Realty Trust’s status as a REIT is dependent on compliance with federal income tax requirements.

Brandywine Realty Trust’s failure to qualify as a REIT would have serious adverse consequences to holders of our securities. We believe that since 1986 our general partner has qualified for taxation as a REIT for federal income tax purposes. Brandywine Realty Trust plans to continue to meet the requirements for taxation as a REIT. Many of these requirements are highly technical and complex. The determination that Brandywine Realty Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its or our control. For example, to qualify as a REIT, at least 95% of Brandywine Realty Trust’s gross income must come from certain sources that are itemized in the REIT tax laws. Brandywine Realty Trust is also required to distribute to shareholders at least 90% of its REIT taxable income (excluding net capital gains). The fact that Brandywine Realty Trust holds its assets through us and our subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize Brandywine Realty Trust’s REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for Brandywine Realty Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize Brandywine Realty Trust’s REIT status.

To maintain REIT status, a REIT may not own more than 10% of the securities of any corporation, except for a qualified REIT subsidiary (which must be wholly owned by the REIT), taxable REIT subsidiary or another REIT.

If Brandywine Realty Trust fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted Brandywine Realty Trust relief under certain statutory provisions, Brandywine Realty Trust would remain disqualified as a REIT for four years following the year it first failed to qualify. If Brandywine Realty Trust failed to qualify as a REIT, it would be required to pay significant income taxes which would directly and adversely impact the Partnership and substantially reduce funds available for distribution. This would likely have a material adverse effect on the value of our securities.

In order to make the distributions required to maintain its REIT status, Brandywine Realty Trust may need to borrow funds. To obtain the favorable tax treatment associated with REIT qualification, Brandywine Realty Trust generally will be required to distribute to its shareholders at least 90% of its annual REIT taxable income (excluding net capital gains). In addition, Brandywine Realty Trust will be subject to tax on its undistributed net taxable income and net capital gain and a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of ordinary income plus 95% of capital gain net income for the calendar year, plus certain undistributed amounts from prior years.

Brandywine Realty Trust intends to make distributions to its shareholders to comply with the distribution provisions of the Code and to avoid income and other taxes. Its income will consist primarily of its share of the income of the Partnership and its cash flow will consist primarily of its share of distributions from the Partnership. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income (of the Partnership or Brandywine Realty Trust) and the effect of required debt amortization payments could require Brandywine Realty Trust to borrow funds on a short-term basis or to liquidate funds on adverse terms to meet the REIT qualification distribution requirements.

Back to Contents

Failure of the Partnership (or a subsidiary partnership) to be treated as a partnership would have serious adverse consequences to holders of our Units and other securities. If the IRS were to successfully challenge the tax status of the Partnership or any of its subsidiary partnerships for federal income tax purposes, the Partnership or the affected subsidiary partnership would be taxable as a corporation. In such event, Brandywine Realty Trust would cease to qualify as a REIT and the imposition of a corporate tax on the Partnership or a subsidiary partnership would reduce the amount of cash available for distribution from such partnership to us, our unit holders, and holders of other of our securities. This would directly and adversely impact the Partnership and substantially reduce the funds available for payment of distributions.

Even if Brandywine Realty Trust qualifies as a REIT, its required to pay certain federal, state and local taxes on its income and Properties. In addition, the Management Company is subject to federal, state and local income tax at regular corporate rates on its net taxable income derived from its management, leasing and related service business. If we have net income from a prohibited transaction, such income will be subject to a 100% tax.

One of our subsidiaries, Atlantic American Properties Trust (“AAPT”), that indirectly holds 22 of the Properties, elected to be taxed as a REIT for the year ended December 31, 1997. So long as we seek to maintain AAPT’s REIT status, AAPT will be subject to all the requirements and risks associated with maintaining REIT status summarized above, including the limitation on the ownership of more than 10% of the securities of any corporation (other than a qualified REIT subsidiary, taxable REIT subsidiary or another REIT).

We are dependent upon our key personnel.

We are dependent upon our key personnel whose continued service is not guaranteed. We are dependent on the Company’s executive officers for strategic business direction and real estate experience. Although we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. Although we have an employment agreement with Gerard H. Sweeney, the President and Chief Executive Officer of the Company, for a term extending to May 7, 2008, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment. We do not have key man life insurance coverage on the Company’s executive officers.

Certain limitations exist with respect to a third party’s ability to acquire the Company or effectuate a change in control of the Company, which could be detrimental to holders of our units.

Limitations imposed to protect Brandywine Realty Trust’s REIT status. In order to protect Brandywine Realty Trust against loss of its REIT status, its Declaration of Trust limits any shareholder from owning more than 9.8% in value of its outstanding shares, subject to certain exceptions. The ownership limit may have the effect of precluding acquisition of control of Brandywine Realty Trust. If anyone acquires shares in excess of the ownership limit, Brandywine Realty Trust may:

•	consider the transfer to be null and void;

•	not reflect the transaction on its books;

•	institute legal action to stop the transaction;

•	not pay dividends or other distributions with respect to those shares;

•	not recognize any voting rights for those shares; and

•	consider the shares held in trust for the benefit of a person to whom such shares may be transferred.

Back to Contents

Limitation due to Brandywine Realty Trust’s ability to issue preferred shares. Brandywine Realty Trust’s Declaration of Trust authorizes its Board of Trustees to issue preferred shares, without limitation as to amount. The Company’s Board of Trustees may establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of Brandywine Realty Trust, even if a change in control were in its shareholders’ best interests.

Limitations imposed by the Maryland Business Combination Law. The Maryland General Corporation Law, as applicable to Maryland real estate investment trusts, establishes special restrictions against “business combinations” between a Maryland real estate investment trust and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of Brandywine Realty Trust’s then-outstanding voting shares. Among other things, the law prohibits (for a period of five years) a merger and certain other transactions between the trust and an interested shareholder unless the Board of Trustees approved the transaction before the party became an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares or unless the Board of Trustees approved the transaction before the party in question became an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire Brandywine Realty Trust and of increasing the difficulty of consummating any such offers, even if the acquisition would be in the best interest of the shareholders of Brandywine Realty Trust. Brandywine Realty Trust was exempted any business combination involving Safeguard Scientifics, Inc., the Commonwealth of Pennsylvania State Employees’ Retirement System and a voting trust established for its benefit, Morgan Stanley Asset Management Inc. and two funds managed by it, Lazard Freres Real Estate Investors, L.L.C., Five Arrows Realty Securities III L.L.C., Gerard H. Sweeney (the President and Chief Executive Officer of Brandywine Realty Trust) and any of their respective affiliates or associates.

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a real estate investment trust acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a shareholder’s meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholder’s meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under the bylaws of Brandywine Realty Trust will be subject to the Maryland Control Share Acquisition Act. Brandywine Realty Trust’s bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of its shares. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Back to Contents

Item 2. Properties

Property Acquisitions

We acquired the following properties during the year ended December 31, 2004:

Month of Acquisition	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet/Acres	Purchase Price

					(in 000’s)
Office Properties:
Jul-04	Five Greentree	Marlton, NJ	1	169,534	$18,353
Sep-04	TRC Properties	Radnor/ Philadelphia/ Wilmington	14	3,511,267	600,000

	Total Office Properties Acquired		15	3,680,801	$618,353

Land Parcels:
Sep-04	Newtown Land	Newtown, PA	—	58.4	$4,500

	Total Land Acquired		—	58.4	$4,500

The purchase price above does not include transaction costs. Regarding the TRC portfolio, the purchase price does not include a maximum of $9.7 million of additional Class A Units that we agreed to issue if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007.

Development Properties Placed in Service

We placed in service the following properties during the year ended December 31, 2004:

Month Placed in Service	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet

Office Properties:
Jul-04	6990 Snowdrift Road (Bldg A)	Allentown, PA	1	44,200
Dec-04	7535 Windsor Drive.	Allentown, PA	1	128,061

	Total Properties Placed in Service		2	172,261

We place a property under development in service once a property reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier.

Back to Contents

Property Sales and Dispositions

We sold or disposed of the following properties during the year ended December 31, 2004:

Month of Sale	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet/ Acres	Sales/Disposition Price

					(in 000’s)
Office Properties:
Mar-04	2201 Dabney Road	Richmond, VA	1	45,000	$2,100
Mar-04	1255 Broad Street	Bloomfield, NJ	1	37,478	3,960
Jun-04	935 First Avenue	King of Prussia, PA	1	103,090	17,000
Dec-04	55 U.S. Avenue	Gibbsboro, NJ	1	138,982	5,550

	Total Office Properties Sold		4	324,550	$28,610

Land Parcels:
May-04	Twin Hickory Land	Richmond, VA	—	5.3	$1,242
Aug-04	East Gate Land	Mount Laurel, NJ	—	19.4	1,300
Sep-04	Dabney Plot B Land	Richmond, VA	—	4.6	341

	Total Land Sold		—	29.3	$2,883

The above tables exclude a purchase and sale of a land parcel totaling 93 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million.

Properties

As of December 31, 2004, we owned 222 office properties, 23 industrial facilities and one mixed-use property that contained an aggregate of approximately 19.2 million net rentable square feet. The properties are located in the markets in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia. As of December 31, 2004, the Properties were approximately 92.7% leased to 1,179 tenants and had an average age of approximately 16.8 years. The office properties are primarily two to three story suburban office buildings containing an average of approximately 80,071 net rentable square feet. The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which we believe are adequate.

Back to Contents

We had the following projects in development or redevelopment as of December 31, 2004:

Project Name	Location		% Leased as of 12/31/04		Estimated Project Completion Date	Projected In-Service Date (a)	Total Cost Incurred as of 12/31/04	Estimated Total Development Cost (b)
		Rentable Square Feet

							(in 000's)

Under Development:
Cira Centre	Philadelphia, PA	727,725	65%		Dec-05	Dec-06	$89,121	$177,642
6990 Snowdrift (Bldg B)	Allentown, PA	27,900	0%	(c)	Jan-04	Jan-05	2,538	3,337
1400 Howard Blvd.	Mount Laurel, NJ	75,590	100%		Aug-05	Sep-05	3,425	14,581
Bishops Gate	Mount Laurel, NJ	52,986	94%		Jul-04	Jul-05	7,550	8,253

		884,201					102,634	203,813

Under Redevelopment:
855 Springdale Drive	West Whiteland, PA	50,750	0%		Sep-05	Sep-06	200	4,678
501 Office Center Drive	Fort Washington, PA	114,778	35%		Oct-04	Oct-05	9,479	12,795

		165,528					9,679	17,473

		1,049,729					$112,313	$221,286

(a)	Projected in-service date represents the earlier of (a) the date at which the property is estimated to be 95% occupied or (b) one year from the project completion date.
(b)	Total development cost includes land acquisition costs, land carry costs, hard and soft construction costs, tenant improvements and broker commissions.
(c)	A lease was signed in February 2005 for 27,900 square feet that commences in June 2005.

The following table sets forth information with respect to the Properties at December 31, 2004.

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2004 (a)	Total Base Rent for the Twelve Months Ended December 31, 2004 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2004 (c)

PENNSYLVANIA NORTH SEGMENT
100-300 Gundy Drive		Reading	PA	1970	452,918	99.9%	$7,000	$15.63
401 Plymouth Road		Plymouth Meeting	PA	2001	201,528	100.0%	5,541	30.36
300 Corporate Center Drive		Camp Hill	PA	1989	175,280	37.6%	2,645	16.66
111 Presidential Boulevard		Bala Cynwyd	PA	1997	172,654	82.2%	1,933	14.09
100 Katchel Blvd		Reading	PA	1970	131,082	100.0%	2,960	21.67
7535 Windsor Drive		Allentown	PA	1988	128,061	54.5%	995	16.22
501 Office Center Drive	(e)	Fort Washington	PA	1974	114,778	—	—	—
7130 Ambassador Drive	(i)	Allentown	PA	1991	114,049	100.0%	88	—
7350 Tilghman Street		Allentown	PA	1987	111,500	100.0%	1,976	19.81
181 Washington Street	(h)	Conshohocken	PA	1999	108,456	94.4%	2,911	32.90
920 Harvest Drive		Blue Bell	PA	1990	104,505	100.0%	2,100	20.87
500 Office Center Drive		Fort Washington	PA	1974	101,303	83.9%	1,728	22.34
7450 Tilghman Street		Allentown	PA	1986	100,000	81.2%	1,403	19.69
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,169	95.1%	2,006	28.32
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,152	100.0%	2,445	31.42
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,925	86.2%	1,787	19.47
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,681	97.8%	2,161	30.25
200 Barr Harbour Drive	(h)	Conshohocken	PA	1998	86,422	95.1%	2,267	31.25
3331 Street Road -Greenwood Square		Bensalem	PA	1986	81,575	100.0%	1,686	21.53
One Progress Avenue		Horsham	PA	1986	79,204	100.0%	841	11.60
323 Norristown Road		Lower Gwyned	PA	1988	76,287	97.1%	1,486	17.53
160 – 180 West Germantown Pike		East Norriton	PA	1982	73,394	93.2%	926	13.70
500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	588	11.90
925 Harvest Drive		Blue Bell	PA	1990	63,663	88.4%	1,126	21.15
980 Harvest Drive		Blue Bell	PA	1988	62,379	100.0%	1,442	25.68
3329 Street Road -Greenwood Square		Bensalem	PA	1985	60,705	89.0%	978	20.75
200 Corporate Center Drive		Camp Hill	PA	1989	60,000	100.0%	1,059	16.25
321 Norristown Road		Lower Gwyned	PA	1988	59,994	100.0%	1,124	19.12
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	886	21.26
1155 Business Center Drive		Horsham	PA	1990	51,388	100.0%	712	18.77
800 Business Center Drive		Horsham	PA	1986	51,236	100.0%	598	15.33
7150 Windsor Drive		Allentown	PA	1988	49,420	100.0%	595	13.66
520 Virginia Drive		Fort Washington	PA	1987	48,122	100.0%	902	20.75
6575 Snowdrift Road		Allentown	PA	1988	47,091	100.0%	568	13.95
220 Commerce Drive		Fort Washington	PA	1985	46,080	81.9%	812	21.21
6990 Snowdrift Road (A)		Allentown	PA	2003	44,200	100.0%	630	16.27
7248 Tilghman Street		Allentown	PA	1987	43,782	84.9%	568	17.33
7360 Windsor Drive		Allentown	PA	2001	43,600	100.0%	935	23.73
300 Welsh Road – Building I		Horsham	PA	1980	40,042	31.0%	322	18.70
7310 Tilghman Street		Allentown	PA	1985	40,000	92.6%	483	15.35
150 Corporate Center Drive		Camp Hill	PA	1987	39,401	92.0%	661	17.93
755 Business Center Drive		Horsham	PA	1998	38,050	100.0%	576	24.45
7010 Snowdrift Road		Allentown	PA	1991	33,029	80.6%	438	16.91
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	100.0%	565	20.76

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2004 (a)	Total Base Rent for the Twelve Months Ended December 31, 2004 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2004 (c)

700 Business Center Drive		Horsham	PA	1986	30,773	100.0%	350	11.29
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	339	12.82
650 Dresher Road		Horsham	PA	1984	30,071	100.0%	684	22.25
655 Business Center Drive		Horsham	PA	1997	29,849	100.0%	376	18.52
630 Dresher Road		Horsham	PA	1987	28,894	100.0%	689	24.47
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	90.1%	437	22.12
3333 Street Road -Greenwood Square		Bensalem	PA	1988	25,000	100.0%	539	22.29
800 Corporate Circle Drive		Harrisburg	PA	1979	24,862	100.0%	395	16.37
500 Nationwide Drive		Harrisburg	PA	1977	18,027	100.0%	324	19.00
600 Corporate Circle Drive		Harrisburg	PA	1978	17,858	100.0%	288	16.30
300 Welsh Road - Building II		Horsham	PA	1980	17,750	100.0%	385	22.01
2404 Park Drive		Harrisburg	PA	1983	11,000	100.0%	107	14.63
2401 Park Drive		Harrisburg	PA	1984	10,074	100.0%	102	17.48
George Kachel Farmhouse		Reading	PA	2000	1,664	100.0%	22	13.00
PENNSYLVANIA WEST SEGMENT
150 Radnor Chester Road	(f)	Radnor	PA	1983	339,544	—	—	—
201 King of Prussia Road	(f)	Radnor	PA	2001	251,372	—	—	—
555 Lancaster Avenue	(f)	Radnor	PA	1973	241,892	—	—	—
One Radnor Corporate Center		Radnor	PA	1998	185,166	94.0%	1,457	32.56
Five Radnor Corporate Center		Radnor	PA	1998	164,577	78.9%	1,289	34.86
Four Radnor Corporate Center		Radnor	PA	1995	163,517	74.9%	629	16.93
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	499	3.16
630 Allendale Road		King of Prussia	PA	2000	150,000	100.0%	3,678	24.80
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	92.0%	3,109	26.95
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	100.0%	2,800	21.08
400 Berwyn Park		Berwyn	PA	1999	124,172	65.6%	1,713	31.46
Three Radnor Corporate Center		Radnor	PA	1998	119,194	95.5%	1,042	33.85
101 Lindenwood Drive		Malvern	PA	1988	118,121	96.2%	2,515	21.38
300 Berwyn Park		Berwyn	PA	1989	109,919	80.1%	1,906	22.81
50 Swedesford Square		East Whiteland Twp.	PA	1986	109,800	100.0%	1,928	18.87
442 Creamery Way	(i)	Exton	PA	1991	104,500	100.0%	598	6.64
Two Radnor Corporate Center		Radnor	PA	1998	100,973	67.1%	609	32.10
301 Lindenwood Drive		Malvern	PA	1984	97,624	85.5%	1,763	20.51
555 Croton Road		King of Prussia	PA	1999	96,909	97.3%	2,732	30.58
500 North Gulph Road		King Of Prussia	PA	1979	93,082	82.8%	1,396	19.93
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	100.0%	2,011	26.41
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	72.7%	796	23.21
1200 Swedsford Road		Berwyn	PA	1994	86,000	100.0%	2,000	27.64
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	2,117	26.34
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,415	32.85
1060 First Avenue		King Of Prussia	PA	1987	77,718	51.9%	871	21.76
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	580	8.00
1040 First Avenue		King Of Prussia	PA	1985	75,488	64.0%	1,128	23.44
200 Berwyn Park		Berwyn	PA	1987	75,025	75.6%	1,690	27.72
1020 First Avenue		King Of Prussia	PA	1984	74,556	100.0%	1,642	22.03

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2004 (a)	Total Base Rent for the Twelve Months Ended December 31, 2004 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2004 (c)

1000 First Avenue		King Of Prussia	PA	1980	74,139	100.0%	1,598	23.43
436 Creamery Way		Exton	PA	1991	72,300	89.1%	603	10.64
130 Radnor Chester Road	(f)	Radnor	PA	1983	69,548	—	—	—
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,460	23.42
170 Radnor Chester Road	(f)	Radnor	PA	1983	67,869	—	—	—
575 East Swedesford Road		Wayne	PA	1985	66,503	100.0%	1,750	30.16
429 Creamery Way		Exton	PA	1996	63,420	100.0%	760	14.03
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	92.0%	1,350	26.47
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,107	18.34
1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,728	29.74
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,374	23.21
100 Berwyn Park		Berwyn	PA	1986	57,731	85.3%	725	16.52
440 Creamery Way		Exton	PA	1991	57,218	100.0%	517	12.04
640 Allendale Road	(i)	King of Prussia	PA	2000	56,034	100.0%	350	8.16
565 East Swedesford Road		Wayne	PA	1984	55,789	76.8%	1,094	28.79
650 Park Avenue		King Of Prussia	PA	1968	54,338	49.2%	54	2.81
680 Allendale Road		King Of Prussia	PA	1962	52,528	100.0%	544	12.27
486 Thomas Jones Way		Exton	PA	1990	51,372	82.7%	791	17.68
855 Springdale Drive	(e)	Exton	PA	1986	50,750	—	—	—
660 Allendale Road	(i)	King of Prussia	PA	1962	50,635	100.0%	365	8.86
15 Campus Boulevard		Newtown Square	PA	2002	50,000	100.0%	1,338	26.43
875 First Avenue		King Of Prussia	PA	1966	50,000	100.0%	1,038	19.16
630 Clark Avenue		King Of Prussia	PA	1960	50,000	100.0%	301	7.17
620 Allendale Road		King Of Prussia	PA	1961	50,000	79.8%	893	19.26
479 Thomas Jones Way		Exton	PA	1988	49,264	87.3%	643	17.01
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,224	26.40
11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,077	23.93
456 Creamery Way		Exton	PA	1987	47,604	100.0%	364	7.87
110 Summit Drive		Exton	PA	1985	43,660	100.0%	395	12.32
585 East Swedesford Road		Wayne	PA	1998	43,635	100.0%	1,259	29.81
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	26.81
467 Creamery Way		Exton	PA	1988	42,000	100.0%	521	16.94
1336 Enterprise Drive		West Goshen	PA	1989	39,330	100.0%	796	21.00
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	530	15.84
412 Creamery Way		Exton	PA	1999	38,098	77.3%	508	8.87
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	758	22.42
457 Creamery Way		Exton	PA	1990	36,019	47.5%	178	—
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	550	19.52
300 Lindenwood Drive		Malvern	PA	1991	33,000	100.0%	747	23.17
468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	543	18.79
1700 Paoli Pike		Malvern	PA	2000	28,000	100.0%	505	18.28
2490 Boulevard of the Generals		King Of Prussia	PA	1975	20,600	100.0%	431	20.40
481 John Young Way		Exton	PA	1997	19,275	100.0%	405	21.95
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	255	9.00
748 Springdale Drive		Exton	PA	1986	13,950	100.0%	256	19.32
200 Lindenwood Drive		Malvern	PA	1984	12,600	65.3%	71	17.00

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2004 (a)	Total Base Rent for the Twelve Months Ended December 31, 2004 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2004 (c)

111 Arrandale Road		Exton	PA	1996	10,479	100.0%	191	23.64
NEW JERSEY SEGMENT
50 East State Street		Trenton	NJ	1989	305,884	92.3%	5,195	27.07
1009 Lenox Drive		Lawrenceville	NJ	1989	180,460	96.0%	4,674	26.83
10000 Midlantic Drive		Mt. Laurel	NJ	1990	179,098	100.0%	3,028	23.75
525 Lincoln Drive West		Marlton	NJ	1986	169,534	68.9%	1,007	21.58
33 West State Street		Trenton	NJ	1988	167,774	100.0%	2,981	28.89
Main Street - Plaza 1000		Voorhees	NJ	1988	162,364	96.5%	3,513	23.18
105 / 140 Terry Drive		Newtown	PA	1982	128,666	90.2%	1,754	15.80
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	99.9%	2,664	23.95
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	97.3%	1,909	22.03
2000 Lenox Drive		Lawrenceville	NJ	2000	119,114	100.0%	3,200	28.37
700 East Gate Drive		Mt. Laurel	NJ	1984	118,899	100.0%	2,372	22.83
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	96.6%	2,712	28.70
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,866	25.87
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	100.0%	2,124	22.74
100 Brandywine Boulevard		Newtown	PA	2002	102,000	100.0%	2,681	23.72
One South Union Place		Cherry Hill	NJ	1982	99,573	90.4%	1,550	19.96
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	100.0%	2,335	25.05
1000 Atrium Way		Mt. Laurel	NJ	1989	97,158	62.6%	1,564	23.17
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,278	100.0%	2,081	25.86
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	96.5%	1,476	23.02
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	100.0%	1,789	23.82
1007 Laurel Oak Road		Voorhees	NJ	1996	78,205	100.0%	621	7.94
10 Lake Center Drive		Marlton	NJ	1989	76,359	100.0%	1,701	23.90
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	100.0%	1,604	22.14
Three Greentree Centre		Marlton	NJ	1984	69,300	81.4%	1,292	22.11
King & Harvard Avenue		Cherry Hill	NJ	1974	67,444	100.0%	1,365	20.60
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	100.0%	836	21.12
6 East Clementon Road		Gibbsboro	NJ	1980	66,236	92.7%	1,015	16.96
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	100.0%	1,102	21.12
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	100.0%	1,307	21.81
308 Harper Drive		Moorestown	NJ	1976	59,500	100.0%	1,080	19.54
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	100.0%	1,117	24.55
Two Greentree Centre		Marlton	NJ	1983	56,075	100.0%	1,039	21.96
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	100.0%	1,208	24.05
One Greentree Centre		Marlton	NJ	1982	55,838	95.7%	987	21.30
8000 Lincoln Drive		Marlton	NJ	1997	54,923	67.1%	720	20.84
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	86.9%	1,088	23.27
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,848	99.9%	904	21.23
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,656	23.25
2 Foster Avenue	(i)	Gibbsboro	NJ	1974	50,761	100.0%	224	3.37
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	905	21.54
Five Eves Drive		Marlton	NJ	1986	45,564	100.0%	767	18.33
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	68.2%	845	21.73

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2004 (a)	Total Base Rent for the Twelve Months Ended December 31, 2004 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2004 (c)

Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	679	16.52
30 Lake Center Drive		Marlton	NJ	1986	40,287	100.0%	802	20.73
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	84.4%	661	18.99
Two Eves Drive		Marlton	NJ	1987	37,532	100.0%	661	18.42
304 Harper Drive		Moorestown	NJ	1975	32,978	100.0%	621	21.15
Main Street - Promenade		Voorhees	NJ	1988	31,445	86.0%	420	17.03
Four B Eves Drive		Marlton	NJ	1987	27,011	82.8%	315	19.13
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	33.3%	166	18.91
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	38.5%	190	14.24
Four A Eves Drive		Marlton	NJ	1987	24,687	100.0%	349	16.10
1 Foster Avenue	(i)	Gibbsboro	NJ	1972	24,255	100.0%	31	2.65
4 Foster Avenue	(i)	Gibbsboro	NJ	1974	23,372	100.0%	139	6.06
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	94.1%	348	18.88
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	97.1%	218	14.70
305 Harper Drive		Moorestown	NJ	1979	14,980	100.0%	124	8.98
5 U.S. Avenue	(i)	Gibbsboro	NJ	1987	5,000	100.0%	22	4.40
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	145	47.01
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	7	—
URBAN SEGMENT
100 North 18th Street	(g)	Philadelphia	PA	1988	696,477	92.3%	5,163	29.77
130 North 18th Street		Philadelphia	PA	1998	594,095	99.6%	3,335	25.75
Philadelphia Marine Center	(d)	Philadelphia	PA	Various	181,900	100.0%	1,390	5.79
300 Delaware Avenue		Wilmington	DE	1989	310,652	80.9%	911	14.62
920 North King Street		Wilmington	DE	1989	203,088	99.1%	1,223	24.76
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,268	15.32
One Righter Parkway	(d)	Wilmington	DE	1989	104,828	100.0%	2,293	24.82
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	100.0%	1,919	22.15
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	988	4.52
100 Commerce Drive		Newark	DE	1989	62,787	96.6%	875	14.43
111/113 Pencader Drive		Newark	DE	1990	52,665	86.9%	386	11.62
VIRGINIA SEGMENT
600 East Main Street		Richmond	VA	1986	424,618	85.4%	5,775	18.92
300 Arboretum Place		Richmond	VA	1988	212,647	100.0%	3,646	10.63
6802 Paragon Place		Richmond	VA	1989	143,450	78.6%	1,749	15.31
2511 Brittons Hill Road	(i)	Richmond	VA	1987	132,103	85.6%	396	4.98
2100-2116 West Laburnam Avenue		Richmond	VA	1976	126,809	100.0%	1,741	15.30
1957 Westmoreland Street	(i)	Richmond	VA	1975	121,815	100.0%	533	5.18
2201-2245 Tomlynn Street	(i)	Richmond	VA	1989	85,860	98.0%	579	7.21
100 Gateway Centre Parkway		Richmond	VA	2001	74,585	100.0%	1,470	20.62
9011 Arboretum Parkway		Richmond	VA	1991	72,932	100.0%	1,245	17.18
4805 Lake Brooke Drive		Glen Allen	VA	1996	61,836	94.0%	953	15.07
9100 Arboretum Parkway		Richmond	VA	1988	57,611	87.7%	1,046	18.42
2812 Emerywood Parkway		Henrico	VA	1980	57,147	100.0%	574	14.66
2277 Dabney Road	(i)	Richmond	VA	1986	50,400	100.0%	259	6.71
9200 Arboretum Parkway		Richmond	VA	1988	49,542	90.3%	540	11.72
9210 Arboretum Parkway		Richmond	VA	1988	48,012	89.5%	544	12.26

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2004 (a)	Total Base Rent for the Twelve Months Ended December 31, 2004 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2004 (c)

2212-2224 Tomlynn Street	(i)	Richmond	VA	1985	45,353	100.0%	220	6.88
2221-2245 Dabney Road	(i)	Richmond	VA	1994	45,250	100.0%	273	7.74
2251 Dabney Road	(i)	Richmond	VA	1983	42,000	100.0%	216	6.55
2161-2179 Tomlynn Street	(i)	Richmond	VA	1985	41,550	100.0%	187	7.10
2256 Dabney Road	(i)	Richmond	VA	1982	33,600	100.0%	182	6.87
2246 Dabney Road	(i)	Richmond	VA	1987	33,271	100.0%	284	9.75
2244 Dabney Road	(i)	Richmond	VA	1993	33,050	100.0%	298	10.00
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%	385	12.38
2248 Dabney Road	(i)	Richmond	VA	1989	30,184	100.0%	199	8.74
2130-2146 Tomlynn Street	(i)	Richmond	VA	1988	29,700	100.0%	261	10.16
2120 Tomlyn Street	(i)	Richmond	VA	1986	23,850	100.0%	141	7.72
2240 Dabney Road	(i)	Richmond	VA	1984	15,389	100.0%	139	10.32
4364 South Alston Avenue		Durham	NC	1985	56,601	100.0%	1,132	19.36

TOTAL ALL PROPERTIES / WEIGHTED AVG.					19,344,537	92.7%

Back to Contents

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2004 at the property by the aggregate net rentable square feet of the Property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2004 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)
“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2004 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2004 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2004. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2004 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	This Property is subject to a ground lease with a third party.

(e)	These properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(f)
These Properties represent “lease-up” assets that were acquired in September 2004 as part of the TRC acquisition. The assets have an expected stabilization date of September 2007. These properties are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(g)
We hold our interest in Two Logan Square (100 North 18th Street) primarily through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage. Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(h)
Effective March 31, 2004, we consolidated these properties under the provisions of Financial Interpretation No. 46R. See “Real Estate Ventures” below. These properties are excluded from the percentage for Weighted Average Percentage Leased.

(i)	These properties are industrial facilities.

The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 2004, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total

2005	366	2,671,416	51,979,927	$19.46	15.5%	15.5%
2006	249	1,969,249	36,252,324	18.41	10.8%	26.3%
2007	214	2,055,113	39,889,883	19.41	11.9%	38.2%
2008	196	2,056,274	44,104,922	21.45	13.2%	51.4%
2009	186	2,214,250	45,809,034	20.69	13.6%	65.0%
2010	81	1,588,802	37,917,785	23.87	11.3%	76.3%
2011	35	825,332	14,132,910	17.12	4.2%	80.5%
2012	21	780,586	16,568,805	21.23	4.9%	85.4%
2013	14	305,945	7,742,204	25.31	2.3%	87.7%
2014	30	779,856	12,793,333	16.40	3.8%	91.5%
2015 and thereafter	25	1,297,030	28,438,401	21.93	8.5%	100.0%

	1,417	16,543,853	$335,629,528	$20.29	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Back to Contents

At December 31, 2004, the Properties were leased to 1,179 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent from the Properties as of December 31, 2004:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term in Months	Aggregate Square Feet Leased	Percentage of Aggregate Leased Square Feet	Annualized Escalated Rent (in 000) (b)	Percentage of Aggregate Annualized Escalated Rent

State of New Jersey	7	56	454,347	2.7%	$13,610	3.7%
Pepper Hamilton LLP	5	112	291,431	1.7%	9,889	2.7%
Penske Truck Leasing	1	192	337,925	2.0%	5,971	1.6%
Computer Sciences	5	27	277,250	1.7%	5,868	1.6%
Drinker Biddle & Reath	3	109	200,437	1.2%	5,346	1.5%
Blank Rome LLP	2	40	220,941	1.3%	5,291	1.4%
Verizon	5	32	237,126	1.4%	5,269	1.4%
Marsh USA, Inc.	2	55	145,566	0.9%	4,705	1.3%
Lockheed Martin	7	11	332,950	2.0%	4,282	1.2%
Omnicare Clinical Research	1	67	150,000	0.9%	4,047	1.1%
KPMG LLP	4	63	108,475	0.6%	4,023	1.1%
First Consulting Group	1	40	118,138	0.7%	3,843	1.0%
Hartford Life	4	32	169,170	1.0%	3,755	1.0%
Parsons	1	63	172,939	1.0%	3,575	1.0%
Aventis Behring	1	34	143,025	0.9%	3,453	0.9%
Gemstar – T.V. Guide	1	91	163,517	1.0%	3,076	0.8%
ICT Group	2	122	121,651	0.7%	3,042	0.8%
General Electric	4	10	120,758	0.7%	2,998	0.8%
Automotive Rentals	5	68	131,554	0.8%	2,956	0.8%
Covance Periapproval Services	2	7	87,224	0.5%	2,829	0.8%

Consolidated Total/Weighted Average	63	66	3,984,424	23.7%	$97,828	26.5%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)	Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2004 multiplied by 12. Escalated Rent represents fixed base rental amounts plus tenant reimbursements which include payment of real estate taxes, operating expenses and common area maintenance and utility charges. The Company estimates operating expense reimbursements based on historical amounts and comparable market data.

The following table sets forth the year-end occupancy percentages of our Properties for the last five years (based on Properties owned by us as of such year end dates and excluding five “lease-up” assets acquired as part of the TRC acquisition):

Year ended December 31,	Occupancy %

2004	91.8%
2003	90.7%
2002	91.0%
2001	92.2%
2000	95.6%

Our occupancy percentage at December 31, 2004, including the five “lease-up” assets, was 87.7%

Real Estate Ventures

As of December 31, 2004, we had an aggregate investment of approximately $12.8 million in nine Real Estate Ventures (net of returns of investment). We formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville,Virginia.

We also have investments in two real estate ventures that are considered to be variable interest entities under FIN No. 46 and of which we are the primary beneficiary. The financial information for these two real estate ventures (Four and Six Tower Bridge) were consolidated into our consolidated financial statements effective March 31, 2004. Prior to March 31, 2004, we accounted for our investment in these two ventures under the equity method.

Back to Contents

We account for our non-controlling interests in the Real Estate Ventures using the equity method. Non-controlling ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and cash contributions and distributions.

As of December 31, 2004, we had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. We also provide customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

Item 3. Legal Proceedings

We are involved from time to time in litigation on various matters, which include disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of our business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. We have been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with predjudice. Unspecified damages are sought in the remaining lawsuit. We have referred this lawsuit to our environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is tendering a defense to this claim.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

There is no established trading market for our Units. As of the date of this Form 10-K, there is one holder of record of the GP Units, Brandywine Realty Trust, and there are 31 holders of record of the Class A Units.

The following table sets forth the quarterly distributions per Common Partnership Unit declared by us with respect to each such period.

Quarter Ended	Distribution
December 31, 2004	$ 0.44
September 30, 2004	$ 0.44
June 30, 2004	$ 0.44
March 31, 2004	$ 0.44

December 31, 2003	$ 0.44
September 30, 2003	$ 0.44
June 30, 2003	$ 0.44
March 31, 2003	$ 0.44

Back to Contents

We currently intend to continue to make regular quarterly distributions to holders of our Common Partnership Units. Any future distributions will be declared at the discretion of the Board of Trustees of Brandywine Realty Trust, and will depend on our cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Trustees may deem relevant.

As of the date of this Form 10-K, (i) there are no Units of partnership interest subject to outstanding options or warrants; (ii) there are no securities outstanding which are convertible into our Units; (iii) there are no Units that are eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”); and (iv) there are no Units that have been, or are proposed to be, publicly offered by us. Generally, Class A Units may be transferred without the consent and approval of Brandywine Realty Trust, as our general partner.

The following table provides information as of December 31, 2004 with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	2,278,060	$ 26.70 (2)	1,228,681

Equity compensation plans not approved by security holders	—	—	—

Total	2,278,060	$ 26.70 (2)	1,228,681

(1)	Relates to Brandywine Realty Trust’s 1997 Long-Term Incentive Plan. Under the 1997 Long-Term Incentive Plan, the Company’s Compensation Committee may make awards of restricted Common Shares, options to acquire Common Shares and performance units or other instruments that have a value tied to the Company’s Common Shares. Subject to the maximum number of shares that may be issued or made the subject of awards under the Plan, the Plan does not limit the number of any specific type of award that may be made under the Plan.

(2)	Weighted-average exercise price of outstanding options; excludes the Company’s restricted Common Shares.

During the year ended December 31, 2004, we repurchased 18,750 Class A Units at an average price of $26.34 per Class A Unit.

Back to Contents

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data, on a historical consolidated basis, which has been revised for the reclassification of losses from early extinguishments of debt, in accordance with SFAS No. 145 and the disposition of all properties since January 1, 2002 which have been reclassified as discontinued operations for all periods presented in accordance with SFAS No. 144. The following information should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

(in thousands, except per Common Partnership Unit data and number of properties)

	Year Ended December 31,

	2004	2003	2002	2001	2000

Operating Results
Total revenue	$323,592	$301,464	$286,712	$265,838	$249,141
Net income	63,081	96,467	73,136	42,344	61,756
Earnings per Common Partnership Unit:
Basic	$1.15	$1.43	$1.41	$0.58	$1.12
Diluted	$1.14	$1.43	$1.40	$0.58	$1.12
Cash distributions declared,
per Common Partnership Unit	$1.76	$1.76	$1.76	$1.70	$1.62

Balance Sheet Data
Real estate investments, net of
accumulated depreciation	$2,363,865	$1,695,355	$1,745,981	$1,812,909	$1,674,341
Total assets	2,633,984	1,855,776	1,919,288	1,960,203	1,821,103
Total indebtedness	1,306,669	867,659	1,004,729	1,009,165	866,202
Total liabilities	1,443,934	951,484	1,098,846	1,109,266	923,961
Series B Preferred Units	—	97,500	97,500	97,500	97,500
Redeemable limited partnership units	60,586	46,505	38,984	45,335	44,611
Partners’ equity	1,129,464	760,287	683,958	708,102	755,031

Other Data
Cash flows from:
Operating activities	$153,183	$118,793	$128,836	$152,116	$103,123
Investing activities	(682,945)	(34,068)	5,038	(123,736)	(32,372)
Financing activities	536,556	(102,974)	(120,532)	(30,961)	(60,403)

Property Data
Number of Properties owned at period end	246	234	238	270	250
Net rentable square feet owned at period end	19,150	15,733	16,052	17,312	16,471

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations and cash flows of the Partnership include the historical results of operations of the Properties held by the Partnership during the years ended December 31, 2004, 2003 and 2002. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. See Ite m 1. Business – Risk Factors.

OVERVIEW

The Partnership currently manages its portfolio within five geographic segments: (1) Pennsylvania–West, (2) Pennsylvania–North, (3) New Jersey, (4) Urban and (5) Virginia. The Partnership believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration, optimizing operating economies of scale and creating long-term investment value.

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

In the current economic climate, the Partnership continues to seek revenue growth through an increase in occupancy of its portfolio (91.8% at December 31, 2004 or 87.7% including five lease-up assets acquired as part of the TRC acquisition) and the development of new properties.

As the Partnership seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
The Partnership is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases accounting for approximately 15.4% of the aggregate annualized base rents from the Properties as of December 31, 2004 (representing approximately 14.8% of the net rentable square feet of the Properties) expire without penalty in 2005. The Partnership maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Partnership’s retention rate for leases that were scheduled to expire in the year ended December 31, 2004 was 79.2%. If the Partnership is unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, the Partnership’s cash flow could be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, the Partnership may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowance was $4.1 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2004 compared to $4.0 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2003.

Development Risk:
The Partnership currently has in development or redevelopment seven sites aggregating approximately 1.0 million square feet. The total cost of these projects is estimated to be $221.3 million, of which $112.3 million was incurred as of December 31, 2004. While the Partnership is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of December 31, 2004, the Partnership owned approximately 445 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

Back to Contents

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Partnership’s significant accounting policies are described in Note 2 to the consolidated financial statements included this Annual Report on Form 10-K. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Partnership believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following identifies critical accounting policies that are used in preparing the Partnership’s consolidated financial statements, including those policies which require significant judgment and estimates:

Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and common area maintenance costs.

Real Estate Investments
Real estate investments are carried at cost. The Partnership records acquisition of real estate investments under the purchase method of accounting and allocates the purchase price to land, buildings and intangible assets on a relative fair value basis. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (5 to 40 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of Properties and land holdings are capitalized as incurred. The Partnership expenses routine repair and maintenance expenditures.

Impairment of Long-Lived Assets
Management reviews investments in real estate and real estate ventures for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss will be based on the fair value of the asset, determined using customary valuation techniques, such as the present value of expected future cash flows.

In accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and li abilities relating to assets classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Back to Contents

Income Taxes
No federal or state income taxes are payable by the Partnership, and accordingly, no provision for taxes has been made in the accompanying consolidated financial statements. The partners are to include their respective share of the Partnership’s profits or losses in their individual tax returns. The Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Partnership profits or losses, then the tax liability of the partners would be changed accordingly.

We own a subsidiary real estate investment trust (“REIT”) that has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management’s opinion, the requirements to maintain this election are being met. Our REIT subsidiary is subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the subsidiary’s ordinary income and (b) 95% of the subsidiary’s net capital gain exceeds cash distributions and certain taxes paid by the subsidiary.

Allowance for Doubtful Accounts
The Partnership maintains an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Partnership evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Partnership uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Partnership expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience. If the financial condi tion of the Partnership’s tenants were to deteriorate, additional allowances may be required.

Deferred Costs
The Partnership incurs direct costs related to the financing, development and leasing of the Properties. Management exercises judgment in determining whether such costs meet the criteria for capitalization or must be expensed. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the Partnership’s tenants and economic and market conditions change.

Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

Back to Contents

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, include leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of fair value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in their analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Partnership also considers information obtai ned about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

Characteristics considered by the Partnership in allocating value to its tenant relationships include the nature and extent of the Partnership’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 221 Properties containing an aggregate of approximately 14.7 million net rentable square feet that were owned for the entire twelve-month periods ended December 31, 2004 and 2003. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e. all properties owned by us as of December 31, 2004 and 2003) by providing information for the properties which were acquired, sold or placed into service and administrative/elimination information for the years ended December 31, 2004 and 2003.

Back to Contents

	Same Store Property Portfolio				Properties Acquired		Properties Sold (a)		Development Properties		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rents	$240,248	$240,165	$83	0%	$32,615	$1,308	—	$12,286	$2,768	$2,857	—	—	$275,631	$256,616	$19,015	7%
Tenant reimbursements	32,803	31,021	1,782	6%	4,511	174	—	6,086	258	237	—	—	37,572	37,518	54	0%
Other	2,337	2,900	(563)	-19%	332	4	—	—	54	5	7,666	4,421	10,389	7,330	3,059	42%

Total revenue	275,388	274,086	1,302	0%	37,458	1,486	—	18,372	3,080	3,099	7,666	4,421	323,592	301,464	22,128	7%

Operating Expenses:
Property operating expenses	85,302	83,506	1,796	2%	11,542	590	—	6,705	1,504	1,398	(8,491)	(11,955)	89,857	80,244	9,613	12%
Real estate taxes	26,493	24,975	1,518	6%	3,699	363	—	1,655	870	688	—	—	31,062	27,681	3,381	12%
Depreciation and amortization	61,166	55,854	5,312	10%	16,157	449	—	1,808	1,312	912	1,269	1,309	79,904	60,332	19,572	32%
Administrative expenses											15,100	14,464	15,100	14,464	636	4%

Total property operating expenses	172,961	164,335	8,626	5%	31,398	1,402	—	10,168	3,686	2,998	7,878	3,818	215,923	182,721	33,202	18%

Operating Income	102,427	109,751	(7,324)	-7%	6,060	84	—	8,204	(606)	101	(212)	603	107,669	118,743	(11,074)	-9%

Other Income (Expense):
Interest income													2,469	3,629	(1,160)	-32%
Interest expense													(55,061)	(57,835)	2,774	5%
Equity in income of real estate ventures													2,024	52	1,972	100%
Net gain on sales of interest in real estate													2,975	20,537	(17,562)	-86%

Income before minority interest													60,076	85,126	(25,050)	-29%
Minority interest attributable to
continuing operations													205	—	205	100%

Income from continuing operations													60,281	85,126	(24,845)	-29%
Income from discontinued operations													2,800	11,341	(8,541)	-75%

Net Income													63,081	96,467	(33,386)	-35%

(a)	Includes properties sold during the period that are not included in discontinued operations as they did not meet the critieria under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.
(b)	Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Revenue

Revenue increased by $22.1 million primarily due to properties that were acquired in 2004, offset by decreased occupancy and revenue from properties sold during 2003. Revenue for Same Store Properties increased by $1.3 million due to increased tenant reimbursement revenue resulting from increased property operating expenses in 2004 as compared to 2003. Average occupancy for the Same Store Properties decreased to 91.0% in 2004 from 91.1% in 2003. Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees. Total Portfolio other revenue increased by $3.1 million in 2004 primarily due to the settlement of a previously disclosed litigation in 2004 ($1.0 million plus accrued interest on the Partnership’s security deposit that was released and $0.9 million from the settlement of an accrued liability associated with a 1998 acquisition.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $9.6 million in 2004 primarily due to increased repairs and maintenance costs and additional properties in 2004. Property operating expenses for the Same Store Properties increased by $1.8 million in 2004 due to increased repairs and maintenance costs at various Same Store Properties.

Real estate taxes increased by $3.4 million primarily due to increased real estate tax assessments in 2004 and additional properties in 2004. Real estate taxes for the Same Store Properties increased by $1.5 million in 2004 as a result of higher tax rates and property assessments.

Interest Expense

Interest expense decreased by $2.8 million in 2004 primarily due to decreased interest rates on the Partnership’s unsecured line of credit borrowings and term loans, expiration of the Partnership’s interest rate swap agreements in June 2004, offset by interest expense associated with the increased debt from the Partnership’s fixed rate unsecured notes issued in the fourth quarter of 2004.

Back to Contents

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $19.6 million in 2004 primarily due to properties acquired in 2004, a full year of depreciation and amortization of properties acquired during 2003 and additional amortization from tenant improvements and leasing commissions paid during 2004.

Administrative Expenses

Administrative expenses increased by $0.6 million in 2004 primarily due to increased payroll and related costs associated with employees hired as part of the TRC acquisition in September 2004 and increased professional fees associated with the audit of the Partnership for the 2003, 2002, and 2001 fiscal years. The audit was completed in connection with the Partnership’s registration statement on Form 10 with the SEC in June 2004.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $2.0 million in 2004 as a result of increased net income from the Real Estate Ventures and an impairment charge recorded during 2003 associated with the write-down by the Partnership of its investment in a non-operating joint venture of $0.9 million.

Gains on Sales of Real Estate

Gains on sales of real estate decreased by $17.6 million during 2004 from gains on sales recorded in 2003 of $20.5 million. This decrease was partially offset by a gain on the purchase and sale of a land parcel to two separate third parties during 2004 in which the Partnership recorded a gain of approximately $1.5 million.

Minority Interest

Minority interest from continuing operations represents the income attributable to the interest of the outside joint venture partners in the net income (loss) of the Partnership’s two consolidated real estate ventures. These two real estate ventures were consolidated effective March 31, 2004.

Discontinued Operations

Discontinued operations decreased by $8.5 million in 2004 primarily due to the timing of property sales for assets included in discontinued operations in 2004 as compared to 2003. Additionally, the Partnership sold four properties and three land parcels in 2004 realizing net gains of $3.1 million and sold nine properties in 2003 realizing a net gain of $9.6 million.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 211 Properties containing an aggregate of approximately 13.6 million net rentable square feet that were owned for the entire twelve-month periods ended December 31, 2003 and 2002. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e. all properties owned by us as of December 31, 2004 and 2003) by providing information for the properties which were acquired, sold or placed into service and administrative/elimination information for the years ended December 31, 2003 and 2002.

Back to Contents

	Same Store Property Portfolio				Properties Acquired		Properties Sold (a)		Development Properties		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2003	2002	Increase/ (Decrease)	% Change	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rents	$213,143	$211,079	$2,064	1%	$28,195	$19,408	12,286	$13,127	$2,992	$3,736	—	—	$256,616	$247,350	$9,266	4%
Tenant reimbursements	28,945	25,304	3,641	14%	2,224	1,212	6,086	6,235	263	310	—	—	37,518	33,061	4,457	13%
Other	2,743	2,896	(153)	-5%	159	73	—	3	6	131	4,422	3,198	7,330	6,301	1,029	16%

Total revenue	244,831	239,279	5,552	2%	30,578	20,693	18,372	19,365	3,261	4,177	4,422	3,198	301,464	286,712	14,752	5%

Operating Expenses:
Property operating expenses	76,047	70,470	5,577	8%	7,929	5,370	6,705	7,485	1,519	1,558	(11,956)	(10,068)	80,244	74,815	5,429	7%
Real estate taxes	22,638	21,611	1,027	5%	2,674	1,279	1,655	1,627	714	502	—	—	27,681	25,019	2,662	11%
Depreciation and amortization	48,090	47,038	1,052	2%	8,092	4,707	1,808	1,949	1,006	1,200	1,336	1,031	60,332	55,925	4,407	8%
Administrative expenses											14,464	14,804	14,464	14,804	(340)	-2%

Total property operating expenses	146,775	139,119	7,656	6%	18,695	11,356	10,168	11,061	3,239	3,260	3,844	5,767	182,721	170,563	12,158	7%

Operating Income	98,056	100,160	(2,104)	-2%	11,883	9,337	8,204	8,304	22	917	578	(2,569)	118,743	116,149	2,594	2%

Other Income (Expense):
Interest income													3,629	3,399	230	7%
Interest expense													(57,835)	(63,522)	5,687	9%
Equity in income of real estate ventures													52	987	(935)	-95%
Net gain on sales of interest in real estate													20,537	5	20,532	100%

Income from continuing operations													85,126	57,018	28,108	49%
Income from discontinued operations													11,341	16,118	(4,777)	-30%

Net Income													96,467	73,136	23,331	32%

`
(a) -	Includes properties sold during the period that are not included in discontinued operations as they did not meet the critieria under SFAS No. 144 (“SFAS 144”),
Accounting for the Impairment or Disposal of Long-Lived Assets.
(b) -	Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Revenue

Revenue increased by $14.8 million primarily due to increased rental rates and properties acquired in 2003 and 2002, offset by decreased occupancy and revenue from properties sold during 2003 and 2002. Revenue for Same Store Properties increased by $5.6 million due to increased rental rates and occupancy as well as increased tenant reimbursements from higher operating expenses in 2003 as compared to 2002. Average occupancy for the Same Store Properties increased to 91.0% in 2003 from 90.9% in 2002. Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees. Total Portfolio other revenue increased by $1.0 million in 2003 primarily due to income from various termination agreements.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $5.4 million in 2003 primarily due to increased snow removal costs and additional properties in 2003. Property operating expenses for the Same Store Properties increased by $5.6 million in 2003 primarily due to increased snow removal in 2003 as compared to 2002.

Real estate taxes increased by $2.7 million primarily due to increased real estate tax assessments in 2003 over 2002 and additional properties in 2003. Real estate taxes for the Same Store Properties increased by $1.0 million in 2003 as a result of higher tax rates and property assessments.

Interest Expense

Interest expense decreased by $5.7 million in 2003 primarily due to decreased interest rates on the Partnership’s unsecured line of credit borrowings and term loan and decreased average borrowings during 2003.

Back to Contents

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $4.4 million in 2003 primarily due to properties acquired in 2003, a full year of depreciation and amortization of properties acquired during 2002 and additional amortization from tenant improvements and leasing commissions incurred during 2003.

Administrative Expenses

Administrative expenses decreased by $0.3 million in 2003 primarily due decreased amortization on unvested restricted stock.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures decreased by $0.9 million in 2003 primarily due to an impairment charge recorded during 2003 associated with the write-down the Partnership’s investment in a non-operating joint venture of $0.9 million.

Gains on Sales of Real Estate

Gains on sales of real estate increased by $20.5 million during 2003 primarily due to the Partnership’s sale of two office properties in December 2003 for $112.8 million that generated a gain of approximately $18.5 million. The Partnership sold the properties to a real estate venture in which it maintains a 20% interest. As a result, the results of operations of the properties are included in continuing operations.

Discontinued Operations

Discontinued operations decreased by $4.8 million in 2003 primarily due to the timing of property sales for assets included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	meet debt service requirements,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund current development costs, including $88 million expected to fund continued development of Cira Centre in University City, Philadelphia, and
•	fund distributions declared by our general partner.

We believe that these needs will be satisfied using cash flows generated by operations and provided by financing activities. Rental revenue, recovery income from tenants, and other income from operations are our principal sources of cash used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain the Company’s REIT qualification. We seek to increase cash flows from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, mater ial changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured Credit Facility and unsecured notes.

Back to Contents

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We draw on multiple financing sources to fund our long-term capital needs. Our Credit Facility is utilized for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In the fourth quarter of 2004 we completed two offerings of unsecured notes and expect to utilize the debt market and equity issuances as capital sources for other long-term capital needs.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

As of December 31, 2004 and 2003, we maintained cash and cash equivalents of $15.3 million and $8.5 million, an increase of $6.8 million. This increase was the result of the following changes in cash flow from our various activities:

Activity	2004	2003	2002

Operating	$153,183	$118,793	$128,836
Investing	(682,945)	(34,068)	5,038
Financing	536,556	(102,974)	(120,532)

Net cash flows	$6,794	$(18,249)	$13,342

Our principal source of cash flows is from the operation of our Properties. Our increased cash flow from operating activities is primarily attributable to the net cash flow received from the operations of the TRC Properties acquired in 2004. Additionally, over the past two years, we sold various properties and raised proceeds from equity issuances and unsecured debt financings.

We increased our investing activities in 2004 as compared to historical periods. Increased investing activity was comprised of our acquisition of the TRC Properties ($539.6 million), construction costs related to our Cira Centre development project ($89.1 million) and various other capital and tenant improvement projects (totaling $132.0 million in 2004).

We increased our financing activities in 2004 as compared to historical periods. Increased financing activity was comprised of common and preferred unit issuances (for aggregate net proceeds of $392.2 million) and proceeds from our unsecured note issuances in October and December 2004 (aggregate of $633.0 million net of discounts and issuance costs). These proceeds were used to repay existing indebtedness, redemption of preferred units, and to fund the investment activity discussed above.

Capitalization

Indebtedness

As of December 31, 2004, we had approximately $1.3 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes, our unsecured term loan and our revolving credit facility at December 31, 2004 and 2003:

Back to Contents

	December 31

	2004	2003

	(dollars in thousands)

Balance:
Fixed rate (A)	$1,133,513	$605,321
Variable rate	173,156	262,338

Total	$1,306,669	$867,659

Percent of Total Debt:
Fixed rate (A)	87%	70%
Variable rate	13%	30%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (A)	5.9%	7.0%
Variable rate	3.5%	2.6%

Total	5.6%	5.5%

(A) Amounts include the hedged portion of our variable rate debt in 2003.

The variable rate debt shown above generally bears interest based on various spreads over LIBOR.

Unsecured Credit Facility

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In May 2004, the Partnership replaced its then existing credit facility with a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one year extension option upon payment of a fee and absence any defaults at the time of the extension. Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 2.4% as of December 31, 2004) plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Partnership’s unsecured senior debt rating. The Partnership has an option to increase its maximum borrowings under the Credit Facility to $600 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders. The Credit Facility con tains various financial and non-financial covenants. As of December 31, 2004, the Partnership was in compliance with all such covenants.

As of December 31, 2004, the Partnership had $152.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $287.3 million of unused availability. For the years ended December 31, 2004 and 2003, the Partnership’s average interest rates, including the effects of interest rate hedges as discussed in Note 9 to the financial statements included herein and including both the new Credit Facility and prior credit facility, were 3.8% and 4.6% per annum.

The Credit Facility contains provisions limiting: the incurrence of additional debt; the granting of liens; the consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to make distributions sufficient to enable the Company to pay dividends in the amount required for it to retain its qualification as a REIT under the Internal Revenue Code of 1986, and otherwise limits dividends to 90% of the Partnership’s funds from operations, as defined in the Credit Facility.

The Credit Facility also contains financial covenants that require us to maintain a debt service coverage ratio, an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the percentage of our total assets (on a consolidated basis) that can be held by subsidiaries not party to the Credit Facility.

Back to Contents

The initial proceeds of the Credit Facility were used to repay all borrowings outstanding under our predecessor revolving credit facility, which was scheduled to mature in June 2004.

Unsecured Notes

During 2004, we issued an aggregate of $638 million of unsecured long-term debt, primarily to complete the financing of the TRC Properties and to repay a portion of our Credit Facility, in the following offerings:

•	On October 22, 2004, we completed a public offering of $525 million in unsecured notes. The offering was completed through the issuance of $275 million in aggregate principal amount 4.5% unsecured notes due November 1, 2009 (the “2009 Notes”) and $250 million in aggregate principal amount 5.4% unsecured notes due November 1, 2014 (the “2014 Notes”). The 2009 Notes were priced at 99.87% of their principal amount to yield 4.5% and the 2014 Notes were priced at 99.50% of their principal amount to yield 5.4%. The net proceeds of the Notes were used to repay the $320 million 2007 Term Loan, to settle treasury lock agreements for $3.2 million and to reduce borrowings outstanding under the Credit Facility.

•	On December 26, 2004, we sold $113 million in aggregate principal amount of 4.34% unsecured notes (the “2008 Notes”) due December 31, 2008 to a group of qualified institutional investors. The proceeds from these notes were used to repay our $113 million Term Loan.

The indenture relating to the 2009 and 2014 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) an debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants. At December 31, 2004, we were in compliance with each of these financial restrictions and requirements.

Back to Contents

Mortgage Indebtedness

The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2004 and 2003:

Property / Location	Carrying value (in 000's)		Effective Interest Rate(a)	Maturity Date

	December 31,	December 31,

	2004	2003

Grande B	$80,429	$81,704	7.48%	Jul-27
Two Logan Square	78,793	—	5.78%	Jul-09
Newtown Square/Berwyn Park/Libertyview	65,442	66,000	7.25%	May-13
Midlantic Drive/Lenox Drive/DCC I	64,942	65,993	8.05%	Oct-11
Grande A	62,177	63,526	7.48%	Jul-27
Plymouth Meeting Exec.	47,513	48,299	7.00%	Dec-10
Arboretum I, II, III & V	23,690	24,109	7.59%	Jul-11
Grande A	17,157	20,000	5.17%	Jul-27
Six Tower Bridge	15,394	—	7.79%	Aug-12
400 Commerce Drive	12,175	12,346	7.12%	Jun-08
Four Tower Bridge	10,890	—	6.62%	Feb-11
Croton Road	6,100	6,209	7.81%	Jan-06
200 Commerce Drive	6,051	6,165	7.12%	Jan-10
Southpoint III	5,877	6,257	7.75%	Apr-14
440 & 442 Creamery Way	5,728	5,862	8.55%	Jul-07
Norriton Office Center	5,270	5,342	8.50%	Sep-07
429 Creamery Way	3,087	3,235	8.30%	Sep-06
Grande A	3,040	3,684	5.34%	Jul-27
481 John Young Way	2,420	2,475	8.40%	Nov-07
111 Arrandale Blvd	1,100	1,152	8.65%	Aug-06
Interstate Center	959	1,131	3.94%	Mar-07
630 Allendale Road	—	19,797	—	—
400 Berwyn Park	—	15,726	—	—
1000 Howard Boulevard	—	3,647	—	—

Total mortgage indebtedness	$518,234	$462,659

(a)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2004 have been presented.

Guaranties. As of December 31, 2004, we had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures. See Item 2. Properties – Real Estate Ventures. We also provide customary environmental indemnities in connection with construction and permanent financing both for our own account and on behalf of Real Estate Ventures.

Equity Financing

In January 2004, the Company sold 2,645,000 Common Shares for net proceeds of approximately $69.2 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 2,645,000 GP Units. We used the proceeds to reduce the outstanding balance under our revolving credit facility.

In February 2004, we redeemed all of our outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. We recorded a gain of $4.5 million related to the redemption.

In February 2004, the Company sold 2,300,000 Series D Preferred Shares for net proceeds of approximately $55.5 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 2,300,000 Series E Preferred Mirror Units. We used the proceeds to reduce the outstanding balance under our revolving credit facility.

In March 2004, the Company sold 1,840,000 Common Shares for net proceeds of approximately $50.5 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 1,840,000 GP Units. We used the proceeds to reduce the outstanding balance under our revolving credit facility.

Back to Contents

In September 2004, the Company sold 7,750,000 Common Shares for net proceeds of approximately $217.0 million, in an underwritten public offering, and contributed those proceeds to us in exchange for 7,750,000 GP Units. We used the proceeds to acquire the TRC Properties and to reduce the outstanding balance under our revolving credit facility.

The Company’s Board of Trustees has approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through December 31, 2004, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No time limit has been placed on the duration of the share repurchase program. The following table summarizes the share repurchases during the three years ended December 31, 2004:

	Year ended December 31,

	2004	2003	2002

Repurchased amount (shares)	—	—	491,074
Repurchased amount ($, in thousands)	$—	$—	$11,053
Average price per share	$—	$—	$22.51

Off-Balance Sheet Arrangements

The Partnership is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Partnership’s off-balance sheet arrangements are discussed in Note 4 to the financial statements: “Investment in Unconsolidated Real Estate Ventures”. Additional information about the debt of the Partnership’s unconsolidated Real Estate Ventures is included in “Item 2 – Properties”.

Inflation

A majority of the Partnership’s leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases. The Partnership believes that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Commitments

The following table outlines the timing of payment requirements related to the Partnership’s commitments as of December 31, 2004:

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$510,526	$8,643	$43,078	$99,645	$359,160
Revolving credit facility	152,000	—	152,000	—	—
Unsecured debt (a)	638,000	—	—	388,000	250,000
Purchase commitments	11,000	11,000	—	—	—
Ground leases	107,505	1,435	2,870	2,870	100,330
Other liabilities	1,525	837	—	—	688

	$1,420,556	$21,915	$197,948	$490,515	$710,178

(a) Amounts do not include unamortized discounts and/or premiums.

The Partnership intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. The Partnership expects to renegotiate its Credit Facility prior to maturity or extend its term.

Back to Contents

In 1998, we acquired a portfolio of properties from Donald E. Axinn and affiliates. Upon completion of our acquisition, Mr. Axinn joined the Board of the Company. The 1998 acquisition agreement provides for our acquisition in September 2005 of an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey for $11.0 million from an entity primarily owned and controlled by Mr. Axinn.

As part of our purchase of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.

As part of the TRC Properties, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that we take title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property. The amount of the payment would be $0.6 million if we must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.

As part of the TRC Properties and several of our other acquisitions, we agreed not to sell the acquired properties. In the case of the TRC Properties, we agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). We also own 14 properties that aggregate 1.0 million square feet and have agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that we sell any of the properties within the applicable restricted period in non-ex empt transactions, we have agreed to pay significant tax liabilities that would be incurred by the parties who sold us the applicable property.

We invest in our Properties and regularly incur capital expenditures in the ordinary course to maintain the Properties. We believe that such expenditures enhance the competitiveness of the Properties. We also enter into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties.

Interest Rate Risk and Sensitivity Analysis

The analysis below presents the sensitivity of the market value of the Partnership’s financial instruments to selected changes in market rates. The range of changes chosen reflects the Partnership’s view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates chosen.

The Partnership’s financial instruments consist of both fixed and variable rate debt. As of December 31, 2004, the Partnership’s consolidated debt consisted of $497.1 million in fixed rate mortgages and $21.2 million in variable rate mortgage notes, $152.0 million borrowings under its Credit Facility and $636.4 million in unsecured notes (net of discounts). All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of the Partnership’s debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, bu t does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.7 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.7 million.

Back to Contents

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $30.9 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $34.0 million.

As of December 31, 2004, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $633.7 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See discussion in Management’s Discussion and Analysis included in Item 7 herein.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial data and the report thereon of PricewaterhouseCoopers LLP with respect thereto are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no changes in the Partnership’s internal control over financial reporting that occurred during the three-month period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

On November 10, 2004, the Company issued 50,000 Common Shares (at a price per share of $24.00) upon exercise of warrants that the Company issued in April 1999 to Five Arrows Realty Securities III L.L.C. (“Five Arrows”). On each of November 12, 2004 and December 1, 2004, the Company issued to Five Arrows 100,000 Common Shares (at a price of $24.00 per share) upon exercise of the remaining balance of these warrants. The Company issued these shares in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. In exchange for the net proceeds from these issuances, the Partnership issued 250,000 GP Units to the Company.

Back to Contents

PART III

Item 10. Trustees and Executive Officers of the Registrant.

Incorporated herein by reference to Brandywine Realty Trust’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2005.

Item 11. Executive Compensation.

Incorporated herein by reference to Brandywine Realty Trust’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated herein by reference to Brandywine Realty Trust’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2005.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference to Brandywine Realty Trust’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2005.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference to Brandywine Realty Trust’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2005.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

Back to Contents

Index to Financial Statements and Schedules

Back to Contents

3.	Exhibits

Exhibits No.	Description

3.1.1	Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997) (Previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference)

3.1.2	Articles of Amendment to Declaration of Trust of the Company (September 4, 1997) (Previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference)

3.1.3	Articles of Amendment to Declaration of Trust of the Company (Previously filed as an exhibit to the Company’s Form 8-K dated June 3, 1998 and incorporated herein by reference)

3.1.4	Articles Supplementary to Declaration of Trust of the Company (September 28, 1998) (Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5	Articles of Amendment to Declaration of Trust of the Company (March 19, 1999) (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6	Articles Supplementary to Declaration of Trust of the Company (April 19, 1999) (Previously filed as an exhibit to the Company’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7	Articles Supplementary to Declaration of Trust of the Company (December 30, 2003) (Previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8	Articles Supplementary to Declaration of Trust of the Company (February 5, 2004) (Previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (Previously filed as an exhibit to the Company’s Form 8-K dated October 14, 2003 and incorporated herein by reference)

3.3.1	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (Previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.3.2	First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.3.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

3.3.4	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.3.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.3.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.3.7	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.3.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.3.9	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.3.10	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.3.11	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.3.12	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.3.13	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.3.14	Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

4.1	Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3	Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (Previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (Previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

10.1	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership (Previously filed as an exhibit to the Company’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference)

10.2	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.3	Tax Indemnification Agreement dated May 8, 1998, by and between the Operating Partnership and the parties identified on the signature page (Previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.4	Contribution Agreement dated as of July 10, 1998 (Axinn) (Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.5	Form of Donald E. Axinn Options ** (Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.6	First Amendment to Contribution Agreement (Axinn) (Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.7	Agreement dated as of December 31, 2001 with Anthony A. Nichols, Sr. ** (Previously filed as an exhibit to the Company’s Form 8-K dated October 14, 2003 and incorporated herein by reference)

10.8	Amended and Restated Employment Agreement dated as of February 9, 2005 of Gerard H. Sweeney** (Previously filed as an exhibit to the Company’s Form 8-K dated February 14, 2005 and incorporated herein by reference)

10.9	Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. ** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.10	Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney ** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.11	Third Amendment to Restricted Share Award to Gerard H. Sweeney.** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.12	Restricted Share Award to Anthony S. Rimikis.** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.13	Restricted Share Award to Gerard H. Sweeney ** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

10.14	Fourth Amendment to Restricted Share Award to Gerard H. Sweeney** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

10.15	Restricted Share Award to Gerard H. Sweeney** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

10.16	Restricted Share Award to Anthony S. Rimikis** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

10.17	Restricted Share Award to H. Jeffrey De Vuono** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

10.18	Restricted Share Award to George Sowa** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

10.19	2002 Restricted Share Award for Gerard H. Sweeney** (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.20	2002 Form of Restricted Share Award for Executive Officers (other than the President and Chief Executive Officer)** (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.21	Credit Agreement dated as of May 24, 2004 (Previously filed as an exhibit to the Company’s Form 8-K dated May 24, 2004 and incorporated herein by reference)

10.22	Amendment No. 1 to Credit Agreement dated as of September 10, 2004 (Previously filed as an exhibit to the Company’s Form 8-K dated September 13, 2004 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.23	2002 Restricted Share Award to Christopher P. Marr** (Previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference)

10.24	2002 Non-Qualified Option to Gerard H. Sweeney** (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.25	Executive Deferred Compensation Plan** (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.26	Executive Deferred Compensation Plan** (Previously filed as an exhibit to the Company’s Form 8-K dated ended December 22, 2004 and incorporated herein by reference)

10.27	2003 Restricted Share Award to Gerard H. Sweeney** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.28	2003 Restricted Share Award to Anthony S. Rimikis** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.29	2003 Restricted Share Award to H. Jeffrey DeVuono** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.30	2003 Restricted Share Award to George D. Sowa** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.31	2003 Restricted Share Award to Brad A. Molotsky** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.32	2003 Restricted Share Award to Christopher P. Marr** (Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.33	Letter to Cohen & Steers Capital Management, Inc. (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.34	Redemption and Conversion Agreement with Five Arrows Realty Securities III L.L.C. (Previously filed as an exhibit to the Company’s Form 8-K dated December 29, 2003 and incorporated herein by reference)

10.35	Purchase Agreement with Commonwealth Atlantic Operating Properties Inc. (Previously filed as an exhibit to the Company’s Form 8-K dated February 3, 2004 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.36	Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (Previously filed as an exhibit to the Company’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.37	Registration Rights Agreement (Previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.38	Tax Protection Agreement (Previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.39	Term Loan Credit Agreement (2007) (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.40	Term Loan Credit Agreement (2008) (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.41	Note Purchase Agreement dated as of November 15, 2004 (previously filed as an exhibit to the Company’s Form 8-K dated November 15, 2004 and incorporated herein by reference)

10.42	Sales Agreement with Brinson Patrick Securities Corporation (previously filed as an exhibit to the Company’s Form 8-K dated November 29, 2004 and incorporated herein by reference)

10.43	2004 Restricted Share Award to Gerard H. Sweeney**(previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.44	Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.45	Form of 2004 Restricted Share Award to non-executive trustees**(previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.46	Form of 2004 Restricted Share Award to non-executive trustee (Wyche Fowler)**(previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

10.47	Amended and Restated Agreement dated as of March 25, 2004 with Anthony A. Nichols, Sr.**(previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.48	2005 Restricted Share Award to Gerard H. Sweeney**(previously filed as on exhibit to the Company’s Form 8-K dated February 14, 2005 and incorporated herein by reference)

10.49	Form of 2005 Restricted Share Award to executive officers other than the Chief Executive Officer (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 8-K dated February 14, 2005 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.50	Form of Severance Agreement for executive officers ** (previously filed as an exhibit to the Company’s Form 8-K dated February 14, 2005 and incorporated herein by reference)

10.65	Summary of Brandywine Realty Trust's Trustee Compensation

12.1	Statement re Computation of Ratios

14.1	Code of Business Conduct and Ethics (Previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

21.1	List of Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

** Management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

By:	Brandywine Realty Trust, its General Partner

	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney President and Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	March 16, 2005

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 16, 2005

/s/ Christopher P. Marr Christopher P. Marr	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Timothy M. Martin Timothy M. Martin	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 16, 2005

/s/ Donald E. Axinn Donald E. Axinn	Trustee	March 16, 2005

/s/ Wyche Fowler Wyche Fowler	Trustee	March 16, 2005

/s/ Michael J. Joyce Michael J. Joyce	Trustee	March 16, 2005

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	March 16, 2005

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 16, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Partners of Brandywine Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and (2) present fairly, in all material respects, the consolidated financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2004 and 2003, and the results of their operations, cash flows, and other comprehensive income for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statements schedules listed in the index appearing under Item 15(a)(1) and (2), present fairly, in all material respects information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2005

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except Unit information)

	December 31,

	2004	2003
ASSETS
Real estate investments:
Operating properties	$2,483,134	$1,869,744
Accumulated depreciation	(325,802)	(268,091)

	2,157,332	1,601,653
Construction-in-progress	145,016	29,787
Land held for development	61,517	63,915

	2,363,865	1,695,355

Cash and cash equivalents	15,346	8,552
Escrowed cash	17,980	14,388
Accounts receivable, net	11,999	5,206
Accrued rent receivable, net	32,641	26,652
Marketable securities	423	12,052
Assets held for sale	-	5,317
Investment in unconsolidated Real Estate Ventures	12,754	15,853
Deferred costs, net	34,449	26,071
Intangible assets, net	101,056	7,433
Other assets	43,471	38,897

Total assets	$2,633,984	$1,855,776

LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$518,234	$462,659
Unsecured notes	636,435	—
Unsecured Credit Facility	152,000	305,000
Unsecured term loan	—	100,000
Accounts payable and accrued expenses	49,243	30,290
Distributions payable	27,363	20,947
Tenant security deposits and deferred rents	20,046	16,123
Acquired below market leases, net of accumulated amortization of $2,341 and $869	39,271	1,305
Other liabilities	1,342	15,108
Liabilities related to assets held for sale	—	52

Total liabilities	1,443,934	951,484
Commitments and contingencies (Note 22)
7.25% Series B Preferred Units, 1,950,000 issued and outstanding in 2003	—	97,500
Redeemable limited partnership units at redemption value;
2,061,459 and 1,737,203 issued and outstanding	60,586	46,505
Partners' Equity
7.25% Series A Preferred Mirror Units; 750,000 issued and outstanding in 2003	—	37,500
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2004	55,538	—
General Partnership Capital, 55,292,752 and
41,040,710 units issued and outstanding in 2004 and 2003, respectively	1,029,144	677,033
Accumulated other comprehensive loss	(3,130)	(2,158)

Total partners' equity	1,129,464	760,287

Total liabilities and partners' equity	$2,633,984	$1,855,776

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit information)

	Years ended December 31,

	2004	2003	2002

Revenue:
Rents	$275,631	$256,616	$247,350
Tenant reimbursements	37,572	37,518	33,061
Other	10,389	7,330	6,301

Total revenue	323,592	301,464	286,712

Operating Expenses:
Property operating expenses	89,857	80,244	74,815
Real estate taxes	31,062	27,681	25,019
Depreciation and amortization	79,904	60,332	55,925
Administrative expenses	15,100	14,464	14,804

Total operating expenses	215,923	182,721	170,563

Operating income	107,669	118,743	116,149
Other Income (Expense):
Interest income	2,469	3,629	3,399
Interest expense	(55,061)	(57,835)	(63,522)
Equity in income of real estate ventures	2,024	52	987
Net gains on sales of interest in real estate	2,975	20,537	5

Income before minority interest	60,076	85,126	57,018
Minority interest attributable to continuing operations	205	—	—

Income from continuing operations	60,281	85,126	57,018

Discontinued operations:
Income from discontinued operations	(336)	1,651	7,561
Net gain on disposition of discontinued operations	3,136	9,690	8,557

Income from discontinued operations	2,800	11,341	16,118

Net income	63,081	96,467	73,136
Income allocated to Preferred Units	(10,555)	(18,975)	(18,975)
Preferred Unit redemption/conversion benefit (charge)	4,500	(20,598)	—

Income allocated to Common Partnership Unit	$57,026	$56,894	$54,161

Basic earnings per Common Partnership Unit:
Continuing operations	$1.09	$1.14	$0.98
Discontinued operations	0.06	0.29	0.43

	$1.15	$1.43	$1.41

Diluted earnings per Common Partnership Unit:
Continuing operations	$1.08	$1.14	$0.97
Discontinued operations	0.06	0.29	0.43

	$1.14	$1.43	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,

	2004	2003	2002

Net Income	$63,081	$96,467	$73,136
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	309	(1,117)	(7,954)
Settlement of treasury locks	(3,238)	—	—
Reclassification of realized losses on derivative financial
instruments to operations	2,809	5,311	5,406
Unrealized gain on available-for-sale securities	(696)	—	—
Reclassification of realized (gains) losses on available for sale
securities to operations	(156)	50	733

Total other comprehensive income	(972)	4,244	(1,815)

Comprehensive Income	$62,109	$100,711	$71,321

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands, except Units)

	Series A Preferred Mirror Units		Series C Preferred Mirror Units		Series D Preferred Mirror Units		Series E Preferred Mirror Units		General Partner Capital		Accumulated Other Comprehensive	Total Partner's

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Income	Equity

Balance, January 1, 2002	750,000	$37,500	4,375,000	$96,559	—	$—	—	$—	35,640,935	$578,630	$(4,587)	$708,102
Net income	—	—	—	—	—	—	—	—	—	73,136	—	73,136
Net income allocable to redeemable partnership units	—	—	—	—	—	—	—	—	—	(3,083)	—	(3,083)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Vesting of restricted units	—	—	—	—	—	—	—	—	76,454	1,896	—	1,896
Repurchase of general partnership units	—	—	—	—	—	—	—	—	(491,074)	(11,053)	—	(11,053)
Repayment of employee stock loans	—	—	—	—	—	—	—	—	—	1,658	—	1,658
Accretion of preferred unit discount	—	—	—	1,476	—	—	—	—	—	(1,476)	—	—
Amortization of stock options	—	—	—	—	—	—	—	—	—	43	—	43
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	—	—	—	(578)	—	(578)
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	—	—	(2,431)	—	(2,431)
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	—	—	(11,906)	—	(11,906)
Distributions to Preferred Units	—	—	—	—	—	—	—	—	—	(7,069)	—	(7,069)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	—	—	(62,942)	—	(62,942)

Balance, December 31, 2002	750,000	37,500	4,375,000	98,035	—	—	—	—	35,226,315	554,825	(6,402)	683,958
Net income	—	—	—	—	—	—	—	—	—	96,467		96,467
Net income allocable to redeemable partnership units	—	—	—	—	—	—	—	—	—	(3,589)	—	(3,589)
Other comprehensive income:	—	—	—	—	—	—	—	—	—	—	4,244	4,244
Vesting of restricted units	—	—	—	—	—	—	—	—	82,912	1,768	—	1,768
Issuance of Series D Mirror Preferred Units	—	—	—	—	2,000,000	47,912	—	—	—	—	—	47,912
Redemption of Series C Mirror Preferred units	—	—	(3,281,250)	(74,491)	—	—	—	—	—	(16,959)	—	(91,450)
Conversion of Series C Mirror Preferred units to common shares	—	—	(1,093,750)	(25,020)	—	—	—	—	1,093,750	25,020	—	—
Issuance of general partnership units	—	—	—	—	—	—	—	—	4,587,500	110,982	—	110,982
Conversion of redeemable partnership units to common shares	—	—	—	—	—	—	—	—	50,233	1,206	—	1,206
Repayment of employee stock loans	—	—	—	—	—	—	—	—	—	2,509	—	2,509
Accretion of preferred unit discount	—	—	—	1,476	—	—	—	—	—	(1,476)	—	—
Amortization of stock options	—	—	—	—	—	—	—	—	—	104	—	104
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	—	—	(8,216)	—	(8,216)
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	—	—	(11,906)	—	(11,906)
Distributions to Preferred Units	—	—	—	—	—	—	—	—	—	(7,069)	—	(7,069)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	—	—	(66,633)	—	(66,633)

Balance, December 31, 2003	750,000	37,500	—	—	2,000,000	47,912	—	—	41,040,710	677,033	(2,158)	760,287
Net income	—	—	—	—	—	—	—	—	—	63,081	—	63,081
Net income allocable to redeemable partnership units	—	—	—	—	—	—	—	—	—	(1,943)	—	(1,943)
Other comprehensive income:	—	—	—	—	—	—	—	—	—	—	(972)	(972)
Vesting of restricted units	—	—	—	—	—	—	—	—	90,597	1,697	—	1,697
Issuance of preferred mirror units	—	—	—	—	—	—	2,300,000	55,538	—	—	—	55,538
Conversion of preferred mirror units	(750,000)	(37,500)	—	—	—	—	—	—	1,339,286	37,500	—	—
Redemption of preferred units	—	—	—	—	—	—	—	—	—	4,500	—	4,500
Issuance of general partnership units	—	—	—	—	—	—	—	—	12,235,000	336,683	—	336,683
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	—	—	587,159	14,545	—	14,545
Repayment of employee stock loans	—	—	—	—	—	—	—	—	—	1,112	—	1,112
Amortization of stock options	—	—	—	—	—	—	—	—	—	102	—	102
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	—	—	(5,967)	—	(5,967)
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	—	—	(9,720)	—	(9,720)
Distributions to Preferred Units	—	—	—	—	—	—	—	—	—	(835)	—	(835)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	—	—	(88,644)	—	(88,644)

Balance, December 31, 2004	—	$—	—	$—	2,000,000	$47,912	2,300,000	$55,538	55,292,752	$1,029,144	$(3,130)	$1,129,464

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2004	2003	2002
Cash flows from operating activities:
Net income	$63,081	$96,467	$73,136
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	64,175	54,353	52,944
Amortization:
Deferred financing costs	5,088	2,304	1,795
Deferred leasing costs	7,841	7,032	5,820
Deferred market rents	(406)	(287)	(459)
Assumed lease intangibles	8,112	177	256
Deferred compensation costs	2,114	2,869	3,182
Straight-line rental income	(6,023)	(5,917)	(5,930)
Provision for doubtful accounts	467	189	894
Net gain on sales of interests in real estate	(6,111)	(30,227)	(8,562)
Minority interest	(205)	—	—
Impairment loss on assets held-for-sale	—	—	665
Changes in assets and liabilities:
Accounts receivable	(1,769)	(1,462)	2,582
Other assets	9,840	(4,674)	10,674
Accounts payable and accrued expenses	3,199	1,911	(6,040)
Tenant security deposits and deferred rents	3,750	(2,432)	(521)
Other liabilities	30	(1,510)	(1,600)

Net cash from operating activities	153,183	118,793	128,836
Cash flows from investing activities:
Acquisition of properties	(569,343)	(67,490)	(25,146)
Sales of properties, net	22,283	87,461	78,019
Capital expenditures and real estate development costs	(131,998)	(50,885)	(38,787)
Investment in real estate ventures	(233)	(521)	(446)
Increase in escrowed cash	(1,320)	1,930	2,553
Cash distributions from real estate ventures in excess of income	1,109	3,258	1,969
Increase in cash due to consolidation of VIE's	426	—	—
Proceeds from repayment of mortgage notes receivable	6,470	—	—
Leasing costs	(10,339)	(7,821)	(13,124)

Net cash from investing activities	(682,945)	(34,068)	5,038
Cash flows from financing activites:
Proceeds (repayments) of Credit Facilities, net	(153,000)	(2,000)	(87,325)
Proceeds from Unsecured Term Loans	433,000	—	100,000
Repayments of Unsecured Term Loans	(533,000)	—	—
Proceeds from mortgage notes payable	—	—	20,186
Repayment of mortgage notes payable	(50,165)	(82,131)	(48,646)
Proceeds from Unsecured Notes	636,398	—	—
Debt financing costs	(13,580)	(112)	(658)
Repayments on employee stock loans	1,112	2,509	1,658
Proceeds from common partnership unit issuances, net	406,767	159,107	—
Redemption of Preferred Units	—	(91,422)	—
Repurchases of preferred and common partnership units	(95,436)	—	(20,165)
Distributions to preferred unit holders	(9,720)	(18,975)	(18,975)
Distributions paid to common partnership units	(85,820)	(69,950)	(66,607)

Net cash from financing activities	536,556	(102,974)	(120,532)

Increase (decrease) in cash and cash equivalents	6,794	(18,249)	13,342
Cash and cash equivalents at beginning of year	8,552	26,801	13,459

Cash and cash equivalents at end of year	$15,346	$8,552	$26,801

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$43,281	$52,645	$61,814
Debt assumed in asset acquisitions	79,330	—	68,431
Class A Units issued in asset acquisitions	10,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

     BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

1.  ORGANIZATION AND NATURE OF OPERATIONS

Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust (“REIT”), conducts its business and owns its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s Common Shares are publicly traded on the NYSE under the ticker symbol BDN.

The Company’s ownership interests in the Partnership consists of both general partner and limited partner units (collectively “Common Partnership Units”). The Partnership issued these Units to the Company in exchange for contributions to the Partnership of the net proceeds from Brandywine Realty Trust’s issuance of its shares of beneficial interest or in connection with awards of shares of beneficial interest by Brandywine Realty Trust to employees and trustees. The number of Units owned by Brandywine Realty Trust, and the entitlements of these Units to receive distributions and payments in liquidation, mirror the outstanding shares of beneficial interest of Brandywine Realty Trust. As of December 31, 2004, Brandywine Realty Trust owned 96.4% of the Partnership’s outstanding units, excluding any preferred mirror units issued to the Company in exchange for the Company’s contribution of the net proceeds from its issuances of preferred shares of beneficial interest. The remaining 3.6% is owned by limited partners. Pursuant to our Partnership Agreement, we reimburse Brandywine Realty Trust for all expenses incurred on behalf of its operations and its employees. The Partnership owns a 95% interest in Brandywine Realty Services Corporation (the “Management Company”), a taxable REIT subsidiary, which performs management and leasing services for 35 properties owned by third-parties as of December 31, 2004. The remaining 5% of the Management Company is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees.

As of December 31, 2004, the Partnership owned 222 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) that contained an aggregate of approximately 19.2 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of December 31, 2004, we held economic interests in nine unconsolidated real estate ventures that contain approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, we own interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Partnership and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a VIE, and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Partnership consolidates the entities that are VIEs and the Partnership is deemed to be the primary beneficiary of the VIE or non-VIEs which the Partnership controls. For entities where the Partnership is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Partnership’s ownership is

Back to Contents

50% or less and has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Partnership’s share of earnings or losses, less distributions. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

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

Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Partnership’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, include leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in their analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

Characteristics considered by the Partnership in allocating value to its tenant relationships include the nature and extent of the Partnership’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

Back to Contents

Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 40 years) and tenant improvements (the shorter of the lease term or the life of the asset).

Effective January 1, 2002, the Partnership changed the estimated useful lives of various buildings from 25 to 40 years. This change resulted in an increase of net income of $19.0 million or $.53 per share for the year ended December 31, 2002. Management determined the longer period to be a better estimate of the useful lives of the buildings.

Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Partnership’s development activities are capitalized until the property is placed in service. Direct construction costs totaling $3.0 million in 2004, $1.7 million in 2003 and $2.2 million in 2002 and interest totaling $3.0 million in 2004, $1.5 million in 2003 and $2.9 million in 2002 were capitalized related to development of certain Properties and land holdings.

Impairment of Long-Lived Assets
Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS 144 on January 1, 2002.

In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. For the year ended December 31, 2002, the Partnership recorded a $0.7 million impairment charge associated with an asset held-for-sale.

Back to Contents

Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Partnership maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

During the three years ended December 31, 2004, the Partnership had non-cash conversion of preferred mirror units as more fully discussed in Note 13.

Escrowed Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Partnership’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements.

Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2004 and 2003, no tenant represents more than 10% of accounts receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.4 million and $2.7 million in 2004 and $1.5 million and $2.5 million in 2003. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Partnership evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Partnership uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Partnership expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience. If the financial condition of the Partnership’s tenants were to deteriorate, additional allowances may be required.

Marketable Securities
The Partnership accounts for its investments in equity securities according to the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss). A decline in the market value of equity securities below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Investments in Unconsolidated Real Estate Ventures
The Partnership accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as the Partnership exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Partnership’s investments in unconsolidated Real Estate Ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. During the year ended December 31, 2003, the Partnership recorded an impairment charge of $0.9 million associated with an investment in a non-operating Real Estate Venture.

Back to Contents

Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the life of the respective lease which generally ranges from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change.

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term.

Other Assets
As of December 31, 2004, other assets included a direct financing lease of $15.7 million, prepaid real estate taxes of $7.5 million, deposits on properties to be purchased in 2005 totaling $3.3 million, cash surrender value of life insurance of $6.1 million, mortgage notes receivable of $4.4 million, furniture, fixtures and equipment of $2.2 million and $4.3 million of other assets. As of December 31, 2003, other assets included a direct financing lease of $16.1 million, prepaid real estate taxes of $5.4 million, deposits on properties to be purchased in 2004 totaling $8.6 million, cash surrender value of life insurance of $3.7 million and $5.1 million of other assets.

Fair Value of Financial Instruments
Carrying amounts reported in the balance sheet for cash, accounts receivable, other assets, accounts payable and accrued expenses, and borrowings under variable rate debt instruments approximate fair value. Accordingly, these items have been excluded from the fair value disclosures.

Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $6.0 million in 2004, $5.9 million in 2003 and $5.9 million in 2002. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During 2004, 2003, and 2002, the Partnership earned $1.5 million, $3.5 million, and $2.3 million in termination fees. In 2004, the Partnership recorded approximately $1.0 million plus accrued interest as other income relating to the settlement of litigation. Additionally, during 2004, the Partnership recorded approximately $0.9 million in other income from the favorable settlement of an accrued liability. Deferred rents represents rental revenue received from tenants prior to their due dates.

No tenant represented greater than 10% of the Partnership’s rental revenue in 2004, 2003 or 2002.

Income Taxes
No federal or state income taxes are payable by the Partnership, and accordingly, no provision for taxes has been made in the accompanying consolidated financial statements. The partners are to include their respective share of the Partnership’s profits or losses in their individual tax returns. The Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Partnership profits or losses, then the tax liability of the partners would be changed accordingly.

We own a subsidiary REIT that has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management’s opinion, the requirements to maintain this election are being met. Our REIT subsidiary is subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which

Back to Contents

the sum of (a) 85% of the subsidiary’s ordinary income and (b) 95% of the subsidiary’s net capital gain exceeds cash distributions and certain taxes paid by the subsidiary.

The tax basis in the Partnership’s assets was $1.8 billion as of December 31, 2004 and $1.4 billion as of December 31, 2003.

The Management Company is subject to Federal and state income taxes. There was no provision required for income taxes in 2004, 2003 and 2002.

Earnings Per Common Partnership Unit
Basic earnings per Common Partnership Unit is calculated by dividing income allocated to Common Partnership Units by the weighted-average number of units outstanding during the period. Diluted earnings per Common Partnership Unit includes the effect of common partnership unit equivalents outstanding during the period.

Equity-Based Compensation Plans
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

In December 2002, the Financial Accounting Standards Board issued SFAS 148 (“SFAS 148”), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements. The Partnership adopted SFAS 148 on a prospective basis for all grants subsequent to January 1, 2002.

Prior to 2002, the Partnership accounted for stock options issued under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Year ended December 31,

	2004	2003	2002

Net income allocated to Common Partnership Units, as reported	$57,026	$56,894	$54,161

Add: Stock based compensation expense included in reported net income	2,114	2,740	2,553
Deduct: Total stock based compensation expense determined under
fair value recognition method for all awards	(2,670)	(3,191)	(3,231)

Pro forma net income allocated to Common Partnership Units	$56,470	$56,443	$53,483

Earnings per Common Partnership Units
Basic - as reported	$1.15	$1.43	$1.41

Basic - pro forma	$1.14	$1.42	$1.39

Diluted - as reported	$1.14	$1.43	$1.40

Diluted - pro forma	$1.13	$1.41	$1.38

Comprehensive Income
Comprehensive income or loss is recorded in accordance with the provisions of SFAS 130 (“SFAS 130”), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting comprehensive income

Back to Contents

and its components in financial statements. Comprehensive income includes unrealized gains and losses on available-for-sale securities and the effective portions of changes in the fair value of derivatives.

Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three years ended December 31, 2004, 2003 and 2002, the Partnership was not party to any derivative contract designated as a fair value hedge.

The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. See Note 11.

Reclassifications
Certain amounts been reclassified in prior years to conform to the current year presentation.

New Pronouncements
In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE’s”), and how to determine when and which business enterprises should consolidate the VIE. The consolidation provisions of FIN 46 were effective immediately for variable interests in VIE’s created after January 31, 2003. In December 2003, FASB revised Interpretation FIN No. 46 (“FIN 46R”), which adopted several Financial Statement Positions and provided transitional guidance for relationships with VIE’s that are special purpose entities (“SPEs”) versus non-SPE’s. The Partnership has no SPE’s. The Partnership implemented the revised guidance to previously existing non-SPE relationships as of March 31, 2004. In connection with the full adoption, the Partnership concluded that two previously unconsolidated real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) are VIE’s and that the Partnership is the primary beneficiary. As a consequence, effective March 31, 2004, these investments have been consolidated in the Partnership’s balance sheet, with the interests of the outside joint venture partners reflected as a minority interest. The results of operations for these investments subsequent to March 31, 2004 have been included in the Partnership’s consolidated statement of operations with the portion of net income for the investments attributable to outside venture partners reflected as minority interest attributable to continuing operations. There was no cumulative effect gain or loss upon adoption on March 31, 2004.

With respect to the Partnership’s remaining investments in unconsolidated Real Estate Ventures, the Partnership has concluded that these investments are not VIE’s or that the Partnership is not the primary beneficiary based on the terms of the arrangements. Accordingly, the Partnership will continue to reflect these arrangements using the equity method.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating

Back to Contents

earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for periods ending after March 31, 2004 and should be applied by restating previously reported earnings per share. Upon adoption of EITF 03-6, the Partnership determined that its Series A Preferred Mirror Units and Series C Preferred Mirror Units are participating securities; however, their classification as participating securities had no impact on the Partnership’s computation or presentation of basic or diluted earnings per Common Partnership Unit. See Note 14 for the Partnership’s computation and presentation of earnings per unit.

In October 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to categorize share-based payments as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the fair value on the and are not remeasured. SFAS 123R will be effective for interim or annual periods beginning after June 15, 2005. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS 123R. The Partnership believes that the implementation of this standard will not have a material effect on the Partnership’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS 153”). SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Partnership believes that the implementation of this standard will not have a material effect on the Partnership’s consolidated financial position or results of operations.

3.  REAL ESTATE INVESTMENTS

As of December 31, 2004 and 2003, the carrying value of the Partnership’s Properties was as follows:

	December 31,

	2004	2003

	(amounts in thousands)
Land	$452,602	$342,424
Building and improvements	1,892,153	1,426,925
Tenant improvements	138,379	100,395

	$2,483,134	$1,869,744

Acquisitions and Dispositions

The Partnership’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.

2004

During 2004, the Partnership acquired one office property in Marlton, New Jersey, totaling 170,000 square feet, and one land parcel totaling 58.4 acres for aggregate consideration of $22.9 million.

On September 21, 2004, the Partnership completed the acquisition of 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”). Through the acquisition, the Partnership acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The results of TRC’s operations have been included in the condensed consolidated financial statements since that date.

Back to Contents

The aggregate consideration for the TRC Properties was $630.5 million including $28.5 million of closing costs, debt prepayment penalties and debt premiums that are included in the basis of the assets acquired. The consideration was paid with $539.6 million of cash, $79.3 million of debt assumed, $1.6 million of other liabilities assumed, and 343,006 Class A Units valued at $10.0 million. The value of the debt assumed was based on prevailing market rates at the time of acquisition. The value of the Class A Units was based on the average trading price of the Company’s common shares.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

At September 21,
2004

Real estate investments
Land	$104,810
Building and improvements	430,174
Tenant improvements	21,103

Total real estate investments acquired	556,087
Rent receivables	5,300
Other assets acquired:
Intangible assets:
In-Place leases	50,597
Relationship values	37,890
Above-market leases	13,612

Total intangible assets acquired	102,099
Other assets	6,291

Total Other assets	108,390

Total assets acquired	669,777

Liabilities assumed:
Mortgage notes payable	79,330
Security deposits and deferred rent	618
Other liabilities:
Below-market leases	39,253
Other liabilities	945

Total other liabilities assumed	40,198

Total liabilities assumed	120,146

Net assets acquired	$549,631

The net assets acquired above do not include any amounts potentially due to the sellers as contingent consideration as part of the transaction. The Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007. Any contingent amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

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

The Partnership financed the TRC acquisition using the net proceeds from its September 2004 Common Partnership unit issuance, after repayment of the Partnership’s $100.0 million unsecured term loan facility, and the net proceeds received from two unsecured term loans.

Pro forma information relating to the acquisition of TRC is presented below as if TRC was acquired and the related financing transactions occurred as of the first day of the periods presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had

Back to Contents

occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

	Years ended December 31,

	2004	2003

	(Unaudited)
Pro forma revenue	$381,906	$382,121

Pro forma income from continuing operations	48,627	69,051

Earnings per unit from continuing operations
Basic -- as reported	$1.09	$1.14

Basic -- as pro forma	$0.91	$0.75

Diluted - as reported	$1.08	$1.14

Diluted - as pro forma	$0.91	$0.75

During 2004, the Partnership sold two office properties containing 141,000 net rentable square feet, two industrial properties containing 184,000 net rentable square feet and three land parcels containing 29.3 acres for an aggregate of $31.4 million, realizing a net gain of $2.1 million. As part of the sale of one property, the Partnership provided the buyer with $4.4 million in mortgage financing.

Additionally, the Partnership purchased and sold a land parcel containing 93 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million. As part of the sale, the Partnership provided the buyer with $4.0 million in mortgage financing. Subsequent to the sale and prior to December 31, 2004, the mortgage financing was repaid in full.

During 2004, the Partnership recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During 2004, the buyer of the property repaid the seller provided financing and the criteria for gain recognition under the full-accrual method were met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.

2003
During 2003, the Partnership sold eight office properties containing an aggregate of approximately 343,000 net rentable square feet, two industrial properties containing an aggregate of approximately 131,000 net rentable square feet and four parcels of land containing an aggregate of approximately 24.1 acres for an aggregate of $45.6 million. In December 2003, the Partnership sold two office properties containing an aggregate of approximately 633,000 net rentable square feet for an aggregate of $112.8 million, of which $52.9 million of proceeds were used to repay existing mortgage notes payable secured by the two properties. The Partnership retained a 20% interest in the venture that purchased the properties. The Partnership recognized a gain on the partial sale of approximately $18.5 million for the portion sold and deferred the gain on the portion retained. The gain on sale and historical results for these properties have not been reflected as discontinued operations because of the Partnership’s continuing involvement. The Partnership also purchased five office properties containing approximately 360,000 net rentable square feet and one parcel of land containing approximately 10.0 acres for an aggregate of $67.8 million.

2002
During 2002, the Partnership sold 23 office properties containing an aggregate of 1.4 million net rentable square feet, 20 industrial properties containing an aggregate of 0.9 million net rentable square feet and two parcels of land containing an aggregate of 12.8 acres for an aggregate of $190.8 million, realizing a net gain of $8.6 million before minority interest. The Partnership also purchased seven office properties containing 617,000 net rentable square feet and one parcel of land containing 9.0 acres for an aggregate of $99.1 million.

Back to Contents

4.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2004, the Partnership had an aggregate investment of approximately $12.8 million in nine Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville,Virginia.

The Partnership also has investments in two real estate ventures that are variable interest entities under FIN No. 46R and of which the Partnership is the primary beneficiary. The financial information for these two real estate ventures (Four Tower Bridge and Six Tower Bridge) were consolidated into the Partnership’s consolidated financial statements effective March 31, 2004. Prior to March 31, 2004, the Partnership accounted for its investment in these two ventures under the equity method.

The Partnership accounts for its non-controlling interests in the Real Estate Ventures using the equity method. Non-controlling ownership interests generally range from 6% to 50%. Ownership percentages represent the Partnership’s entitlement to residual distributions after payments of priority returns. The Partnership’s investments, initially recorded at cost, are subsequently adjusted for the Partnership’s net equity in the ventures’ income or loss and cash contributions and distributions.

The Partnership’s investment in Real Estate Ventures as of December 31, 2004 and the Partnership’s share of the Real Estate Ventures’s income (loss) for the year ended December 31, 2004 was as follows (in thousands):

	Ownership Percentage (1)	Carrying Amount	Partnership's Share of Real Estate Venture Income (Loss)	Real Estate Venture Debt at 100%	Current Interest Rate	Debt Maturity

Two Tower Bridge Associates	35%	$2,145	$231	$10,401	6.82%	May-08
Four Tower Bridge Associates (2)	65%	-	(5)	-	N/A	N/A
Five Tower Bridge Associates	15%	232	231	30,331	6.77%	Feb-09
Six Tower Bridge Associates (2)	63%	-	(34)	-	N/A	N/A
Eight Tower Bridge Associates (3)	6%	1,218	(144)	39,857	3.52%	Feb-05
Tower Bridge Inn Associates	50%	2,138	(41)	11,035	8.50%	Apr-07
1000 Chesterbrook Boulevard	50%	3,270	541	27,516	6.88%	Nov-11
PJP Building Two, LC	30%	76	61	5,591	6.12%	Nov-23
PJP Building Three, LC	25%	37	—	3,677	3.07%	Jul-07
PJP Building Five, LC	25%	105	76	6,716	6.47%	Aug-19
Macquarie BDN Christina LLC	20%	3,533	968	74,500	4.62%	Jan-09
Florig, LP	30%	—	—	—	N/A	N/A
Invesco Partnership, L.P. (4)	35%	—	140	—	N/A	N/A

		$12,754	$2,024	$209,624

(1)	Ownership percentage represents the Partnership's entitlement to residual distributions after payments of priority returns.
(2)	These real estate ventures were consolidated effective March 31, 2004 under FIN 46R. The amounts reflected above represent the Partnership's share of the real estate venture's loss during the period from January 1, 2004 through March 31, 2004.
(3)	The parties are preparing documents, that, if executed, would extend the maturity date on the debt for this venture to February 2006 and the current interest rate would be changed to LIBOR plus 2.35%.
(4)	The Partnership's interest consists solely of a residual profits interest.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Partnership had investment interests as of December 31, 2004 and 2003 (in thousands):

Back to Contents
	December 31,

	2004	2003

Net property	$294,378	$322,196
Other assets	29,944	29,982
Liabilities	26,989	27,900
Debt	209,624	231,401
Equity	87,709	92,877
Partnership's share of equity (Partnership basis)	12,754	15,853

The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Partnership had interests as of December 31, 2004, 2003 and 2002 (in thousands):

	Year ended December 31,

	2004	2003	2002

Revenue	$46,906	$29,703	$27,219
Operating expenses	19,395	11,576	10,406
Interest expense, net	11,843	9,585	9,212
Depreciation and amortization	9,514	8,085	5,531
Net income	6,154	457	2,070
Partnership's share of income (Partnership basis)	2,024	52	987

During 2003, the Partnership recorded an impairment charge of $0.9 million associated with a non-operating joint venture. The write-off consisted primarily of legal and acquisition costs related to a parcel of land that was not acquired.

As of December 31, 2004, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2005	$1,346
2006	41,290
2007	15,401
2008	7,830
2009 and thereafter	143,757

$209,624

As of December 31, 2004, the Partnership had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5.  DEFERRED COSTS

As of December 31, 2004 and 2003, the Partnership’s deferred costs were comprised of the following (in thousands):

Back to Contents
		December 31, 2004

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing costs	$46,458	$(19,768)	$26,690
Financing Costs	9,070	(1,311)	7,759

Total	$55,528	$(21,079)	$34,449

		December 31, 2003

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing costs	$38,781	$(15,090)	$23,691
Financing Costs	7,360	(4,980)	2,380

Total	$46,141	$(20,070)	$26,071

During 2004, 2003 and 2002, the Partnership capitalized internal direct leasing costs of $4.0 million, $3.9 million and $3.6 million, respectively, in accordance with SFAS No. 91 and related guidance.

6.  INTANGIBLE ASSETS

As of December 31, 2004 and 2003, the Partnership’s intangible assets were comprised of the following (in thousands):

	December 31, 2004

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$55,165	$(6,117)	$49,048
Tenant relationship value	40,570	(2,377)	38,193
Above market leases acquired	15,685	(1,870)	13,815

Total	$111,420	$(10,364)	$101,056

	December 31, 2003

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$4,097	$(563)	$3,534
Tenant relationship value	2,117	(84)	2,033
Above market leases acquired	2,211	(345)	1,866

Total	$8,425	$(992)	$7,433

7.  MORTGAGE NOTES PAYABLE

The following table sets forth information regarding the Partnership’s mortgage indebtedness outstanding at December 31, 2004 and 2003 (in thousands):

Back to Contents
	Carrying Value
			Effective Interest Rate (a)
	December 31,	December 31,		Maturity
Property / Location	2004	2003		Date

Grande B	$80,429	$81,704	7.48%	Jul-27
Two Logan Square	78,793	—	5.78%	Jul-09
Newtown Square/Berwyn Park/Libertyview	65,442	66,000	7.25%	May-13
Midlantic Drive/Lenox Drive/DCC I	64,942	65,993	8.05%	Oct-11
Grande A	62,177	63,526	7.48%	Jul-27
Plymouth Meeting Exec.	47,513	48,299	7.00%	Dec-10
Arboretum I, II, III & V	23,690	24,109	7.59%	Jul-11
Grande A (a)	17,157	20,000	5.17%	Jul-27
Six Tower Bridge	15,394	—	7.79%	Aug-12
400 Commerce Drive	12,175	12,346	7.12%	Jun-08
Four Tower Bridge	10,890	—	6.62%	Feb-11
Croton Road	6,100	6,209	7.81%	Jan-06
200 Commerce Drive	6,051	6,165	7.12%	Jan-10
Southpoint III	5,877	6,257	7.75%	Apr-14
440 & 442 Creamery Way	5,728	5,862	8.55%	Jul-07
Norriton Office Center	5,270	5,342	8.50%	Oct-07
429 Creamery Way	3,087	3,235	8.30%	Sep-06
Grande A (a)	3,040	3,684	5.34%	Jul-27
481 John Young Way	2,420	2,475	8.40%	Nov-07
111 Arrandale Blvd	1,100	1,152	8.65%	Aug-06
Interstate Center (a)	959	1,131	3.94%	Mar-07
630 Allendale Road	—	19,797	—	—
400 Berwyn Park	—	15,726	—	—
1000 Howard Boulevard	—	3,647	—	—

Total mortgage indebtedness	$518,234	$462,659

(a) For loans that bear interest at a variable rate, the rates in effect at December 31, 2004 have been presented.

During 2004, 2003 and 2002, the Partnership’s weighted-average interest rate on its mortgage notes payable was 6.80%, 7.09% and 7.27%, respectively. As of December 31, 2004 and 2003, the net carrying value of the Partnership’s Properties that are encumbered by mortgage indebtedness was $815.8 million and $735.0 million, respectively. As of December 31, 2004 and 2003, the carrying value of the Partnership’s debt was below fair market value by approximately $48.5 million and $85.7 million, respectively, as determined by using year-end interest rates and market conditions.

As of December 31, 2004, the Partnership’s aggregate principal payments are as follows (in thousands):

2005	$8,643
2006	18,928
2007	22,495
2008	21,160
2009	77,790
2010 and thereafter	361,510

Total mortgage payments	510,526
Plus: Unamortized debt premiums	7,708

Total mortgage indebtedness	$518,234

8.  UNSECURED NOTES

The following table sets forth information regarding our unsecured notes outstanding at December 31, 2004:

Back to Contents
	Face	Unamortized			Stated	Effective
Year	Amount	Discount	Net	Maturity	Interest Rate	Interest Rate (1)

2008	$113,000	$-	$113,000	Dec-08	4.34%	4.34%
2009	275,000	(344)	274,656	Nov-09	4.50%	4.62%
2014	250,000	(1,221)	248,779	Nov-14	5.40%	5.53%
	$638,000	$(1,565)	$636,435

(1) Rates include the effect of amortization related to discounts and costs related to settlement of treasury lock agreements.

In October 2004, in anticipation of the offering of the 2009 and 2014 unsecured notes, the Partnership entered into treasury lock agreements. The treasury lock agreements were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The treasury lock agreements were for notional amounts totaling $194.8 million for an expiration of five years at an all-in-rate of 4.8% and for notional amounts totaling $188.0 million for an expiration of 10 years at an all-in-rate of 5.6%. The treasury lock agreements were settled in October 2004 upon the completion of the offering of the 2009 and 2014 unsecured notes at a total cost of approximately $3.2 million. The cost was recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet and is being amortized to interest expense over the terms of the respective unsecured notes. During 2004, the Partnership reclassified approximately $0.1 million to interest expense associated with this arrangement.

As of December 31, 2004, the fair value of the Partnership’s unsecured notes was $633.7 million.

The indenture relating to the 2009 and 2014 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) an debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the the 2008 unsecured notes contains covenants that are similar to the above covenants.

9.  UNSECURED CREDIT FACILITY

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In May 2004, the Partnership replaced its then existing credit facility with a $450.0 million unsecured credit facility (the “Credit Facility”) that matures in May 2007. Borrowings under the Credit Facility generally bear interest at LIBOR (LIBOR was 2.4% at December 31, 2004) plus a spread over LIBOR ranging from 0.65% to 1.2% based on the Partnership’s unsecured senior debt rating. The Partnership has the option to increase the Credit Facility to $600.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from our existing lenders or new lenders. As of December 31, 2004, the Partnership had $152.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $287.3 million of unused availability. The weighted-average interest rate on the Partnership’s unsecured credit facilities, including the effect of interest rate hedges, was 3.79% in 2004, 4.60% in 2003, and 5.41% in 2002.

The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and various non-financial covenants.

10. UNSECURED TERM LOANS

During 2004, the Partnership repaid all amounts outstanding under its $100 million unsecured term loan facility. The $100.0 million unsecured term loan bore interest at LIBOR plus a spread ranging from 1.05% to 1.9% per annum based on the Partnership’s leverage.

In connection with the TRC acquisition in September 2004, the Partnership obtained two term loans: a $320 million unsecured term loan due in 2007 (the “2007 Term Loan”) and a $113 million term loan due in 2008 (the “2008 Term Loan”). In October 2004, the Partnership repaid all amounts outstanding under its 2007

Back to Contents

Term Loan with proceeds of the 2009 and 2014 unsecured notes. In December 2004, the Partnership repaid the 2008 Term Loan with the proceeds of the 2008 unsecured notes, which were issued by the Partnership. The Company and certain of our subsidiaries have fully and unconditionally guaranteed the payment of the principal and interest on the 2008 unsecured notes. A former partner in TRC has also provided a guaranty of the 2008 unsecured notes (although this guaranty does not in any way limit or diminish the obligations of the Partnership or obligations arising under the guarantees that the Company and certain of our subsidiaries provided). As a result of the repayments of the 2007 and 2008 Term Loans, the Partnership wrote-off approximately $3.0 million of unamortized deferred financing costs. These write-offs are presented as deferred financing costs within interest expense in the consolidated statement of operations. While outstanding, the 2007 and 2008 Term Loans bore interest at LIBOR plus spreads of 1.1% and 1.35%, respectively.

The weighted-average interest rate for the Partnership’s unsecured term loans during 2004, 2003, and 2002 was 2.9%, 3.0%, and 3.0% respectively.

11. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

Risk Management

In the normal course of its on-going business operations, the Partnership encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Partnership is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Partnership.

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

As of December 31, 2004, the Partnership was not party to any derivative financial instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. Over the next 12 months, the Partnership expects to reclassify $0.5 million of net hedging losses into earnings.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is

Back to Contents

reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Partnership’s rents during 2004, 2003 and 2002. See Note 18 for geographic segment information.

12. DISCONTINUED OPERATIONS

For the years ended December 31, 2004, 2003 and 2002, income from discontinued operations relates to 57 properties containing approximately 3.0 million net rentable square feet that the Partnership has sold since January 1, 2002. As of December 31, 2004 the Partnership had no properties designated as held-for-sale. The following table summarizes information for two properties designated as held-for-sale as of December 31, 2003:

December 31, 2003

(in thousands)

Real Estate Investments:
Operating Properties	$6,143
Accumulated depreciation	(906)

5,237
Construction-in-progress	—

5,237

Accrued rent receivable	65
Deferred costs, net	15
Other assets	—

$5,317

Tenant security deposits and deferred rents	$52

The following table summarizes revenue and expense information for the 57 properties sold since January 1, 2002 (in thousands):

	Years Ended December 31,

	2004	2003	2002
Revenue:
Rents	$415	$5,418	$15,291
Tenant reimbursements	397	1,018	2,346
Other	17	34	665

Total revenue	829	6,470	18,302

Expenses:
Property operating expenses	667	2,668	4,817
Real estate taxes	274	1,098	2,420
Depreciation and amortization	224	1,053	2,839
Impairment loss on assets held-for-sale	—	—	665

Total operating expenses	1,165	4,819	10,741

Income from discontinued operations before net gain on sale
of interests in real estate and minority interest	(336)	1,651	7,561
Net gain on sales of interest in real estate	3,136	9,690	8,557

Income from discontinued operations	$2,800	$11,341	$16,118

In 2002, the Partnership recorded an impairment charge of $665,000 in its consolidated statements of operations related to one of the assets held-for-sale.

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

13. PARTNERS’ EQUITY

The Company is the sole general partner of the Partnership and conducts substantially all its business and owns its assets through the Partnership and as a result does not have any significant assets, liabilities or

Back to Contents

operations, other than its investment in the Partnership’s Units, nor does it have any employees of its own. Pursuant to the Partnership Agreement, the Partnership reimburses the Company for all expenses incurred on behalf of its operations.

The Partnership issues partnership units to the Company in exchange for the contribution of the net proceeds of any equity security issuance by the Company. The number and terms of such partnership units correspond in number and terms of the related equity securities issued by the Company. In addition, the Partnership may also issue separate classes of partnership units. Historically, the Partnership has had the following types of partnership units outstanding (i) Preferred Partnership Units which have been issued to parties other than the Company (ii) Preferred Mirror Partnership Units which have been issued to the Company and (iii) Common Partnership Units which include both interests held by the Company and those held by other limited partners. Each of these interests are described in more detail below.

Preferred Partnership Units
The Partnership issued 1,950,000 Series B Preferred Units for $97.5 million in 1998. The Preferred Units bore a preferred distribution of 7.25% per annum and had a stated value of $50.00 per share. The Preferred Units were convertible into Class A Limited Partnership Units at a conversion price of $28.00. As more fully discussed in the Common Partnership Unit section, the Class A Limited Partnership units are subject to certain redemption rights. Due to these redemption rights, the Series B Preferred Partnership Units limited partnership units have been excluded from partners' capital and reflected at the greater of their liquidation preference or the Class A Limited Partnership redemption value as of the end of the periods presented based on the closing market price of Company’s common stock at December 31,2004, 2003 and 2002, which was $29.39, $26.77 and $21.81 respectively. In February 2004, the Partnership redeemed all of its outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. The Partnership recorded a gain of $4.5 million related to the redemption as an adjustment to net income available to common partnership unitholders.

Preferred Mirror Partnership Units
In exchange for the proceeds received in corresponding offerings by the Company of preferred shares of beneficial interest, the Partnership has issued to the Company a corresponding amount of Preferred Mirror Partnership Units with terms consistent with that of the preferred securities issued by the Company.

On September 28, 1998, the Partnership issued 750,000 Series A Preferred Mirror Units to Brandywine Realty Trust in exchange for its contribution of the net proceeds of its Series A Preferred Shares. The 750,000 Series A Preferred Mirror Units had an aggregate liquidation preference of $37.5 million, or $50.00 per unit. Cumulative distributions on the Series A Preferred Mirror Units were payable quarterly at an annualized rate of 7.25% of the liquidation preference. In November 2004, the holders of the Series A Preferred Shares converted the shares into 1.3 million Common Shares of the Company at a price of $24.00 and we converted the Company’s Series A Preferred Mirror Units to 1.3 million Class A Units.

In 1999, the Partnership issued Series C Preferred Mirror Units to the Company in exchange for the net proceeds of $94.8 million from the Company’s Series B Preferred Share issuance. As part of the issuance, the Company issued 500,000 Common Share warrants to the holder at an exercise price of $24.00 per share. On December 30, 2003, the Partnership redeemed 3,281,250 Series C Units at $27.50 per share for approximately $90.2 million and converted the remaining 1,093,750 Series C Units into Class A Units. This redemption and conversion occurred concurrently with the Company’s redemption and conversion of an equal number of their Series B Preferred Shares. The Partnership incurred a charge as an adjustment in arriving at net income available to Common Partnership units of $20.6 million associated with this redemption and conversion.

On December 30, 2003, the Partnership issued 2,000,000 Series D Preferred Mirror Units to Brandywine Realty Trust in exchange for its contribution of the proceeds of its Series C Preferred Shares. The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50 million, or $25.00 per unit. Cumulative distributions on the Series D Preferred Mirror Units are payable

Back to Contents

quarterly at an annualized rate of 7.50% of the liquidation preference. In the event that any of the Series C Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after December 30, 2008, then an equivalent number of Series D Preferred Mirror Units will be redeemed.

On February 27, 2004, the Partnership issued 2,300,000 Series E Preferred Mirror Units to Brandywine Realty Trust in exchange for its contribution of the net proceeds of its Series D Preferred Shares. The 2,300,000 Series E Preferred Mirror Units outstanding have an aggregate liquidation preference of $57.5 million, or $25.00 per unit. Cumulative distributions on the Series E Preferred Mirror Units are payable quarterly at an annualized rate of 7.375% of the liquidation preference. In the event that any of the Series D Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after February 27, 2009, then an equivalent number of Series E Preferred Mirror Units will be redeemed.

Common Partnership Units (Redeemable and General)
The Partnership has two classes of Common Partnership Units: (i) Class A Limited Partnership Interest which are held by both the Company and outside third parties and (ii) General Partnership Interests which are held by the Company. (Collectively, the Class A Limited Partnership Interest and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.

The Common Partnership Units held by the Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Company are redeemable at the option of the holder for a like number of common shares of the Company, or cash, or a combination thereof, at the election of the Company. Because the form of settlement of these redemption rights are not within the control of the Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Company's common shares at December 31, 2004, 2003 and 2002, which was $29.39, $26.77 and $21.81 respectively. As of December 31, 2004 and 2003, 2,061,459 and 1,737,203 Class A Units were outstanding and owned by outside limited partners of the Partnership.

At December 31, 2004, 295,320 unvested restricted Common Shares were held by employees of the Partnership. The unvested restricted shares, valued at $7.0 million at issuance, are amortized over their respective vesting periods of three to eight years from dates of the original award. The Partnership recorded compensation expense of $2.0 million in 2004, $2.6 million in 2003 and $2.5 million in 2002 related to restricted share grants.

As of December 31, 2004, there were no warrants outstanding.

Share/Unit Redemption Program
The Board of Trustees of the Company approved a share repurchase program authorizing it to repurchase up to 4,000,000 of its outstanding Common Shares. Through December 31, 2004, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Concurrent with share repurchases by the Company, the Partnership has repurchased 3.2 million of Partnership Units from the Company at an average price of $17.75 per unit. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares, and, in exchange for the funds required to repurchase these shares, the Partnership will repurchase an equivalent number of Common Partnership Units from the Company. No time limit has been placed on the duration of the share repurchase program.

Back to Contents

14. EARNINGS PER COMMON PARTNERSHIP UNIT

Total outstanding Common Partnership Units include units held by the Company and Redeemable Class A Limited Partnership Units held by parties other than the Company.

The following table details the number of Common Partnership Units and net income used to calculate basic and diluted earnings per Common Partnership Unit for the three years ended December 31, 2004 (in thousands, except per unit amounts):

	For the years ended December 31,

	2004		2003		2002

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income from continuing operations	$60,281	$60,281	$85,126	$85,126	$57,018	$57,018
Income from discontinued operations	2,800	2,800	11,341	11,341	16,118	16,118
Income allocated to Preferred Units	(10,555)	(10,555)	(18,975)	(18,975)	(18,975)	(18,975)
Preferred Unit redemption/conversion benefit (charge)	4,500	4,500	(20,598)	(20,598)	—	—

	57,026	57,026	56,894	56,894	54,161	54,161
Preferred Unit discount amortization	—	—	(1,476)	(1,476)	(1,476)	(1,476)

Income available to Common Partnership Unitholders	$57,026	$57,026	$55,418	$55,418	$52,685	$52,685

Weighted-average common partnership units outstanding	49,600,634	49,600,634	38,696,552	38,696,552	37,424,841	37,424,841
Options, warrants and unvested restricted stock	—	236,915	—	150,402	—	131,997

Total weighted-average common partnership units outstanding	49,600,634	49,837,549	38,696,552	38,846,954	37,424,841	37,556,838

Earnings per Common Partnership Unit:
Continuing operations	$1.09	$1.08	$1.14	$1.14	$0.98	$0.97
Discontinued operations	0.06	0.06	0.29	0.29	0.43	0.43

Total	$1.15	$1.14	$1.43	$1.43	$1.41	$1.40

Potentially dilutive securities (including those Preferred Mirror Units and Preferred Units which are convertible) totaling 4,799,547 in 2003 and 9,345,748 in 2002 were excluded from the earnings per common partnership unit computations above as their effect would have been antidilutive. Certain preferred units would participate in earnings at certain levels whether or not distributed. These thresholds have not been met in years presented and, therefore, no additional participation has occurred.

15. DISTRIBUTIONS

	Years ended December 31,

	2004	2003	2002

Common Partnership Unit Distributions:
Total distributions per unit	$1.76	$1.76	$1.76

Preferred Unit Distributions:
Total distributions declared (in thousands)	$10,855	$18,975	$18,975

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2004 (in thousands):

Back to Contents
	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2002	$85	$(4,672)	$(4,587)

Change during year	733	(7,954)	(7,221)
Reclassification adjustments for losses
reclassified into operations	—	5,406	5,406

Balance at December 31, 2002	$818	$(7,220)	(6,402)

Change during year	51	(1,118)	(1,067)
Reclassification adjustments for losses
reclassified into operations	—	5,311	5,311

Balance at December 31, 2003	$869	$(3,027)	$(2,158)

Change during year	(696)	309	(387)
Settlement of treasury locks	—-	(3,238)	(3,238)
Reclassification adjustments for losses
reclassified into operations	(156)	2,809	2,653

Balance at December 31, 2004	$17	$(3,147)	$(3,130)

17. STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

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

The Company maintains a plan that authorizes various equity-based awards including incentive stock options. The terms and conditions of option awards are determined by the Board of Trustees of the Company. Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant. Options granted by the Company generally vest over two to five years. All options awarded by the Company to date are non-qualified stock options. As of December 31, 2004, the Company is authorized to issue five million equity-based awards of which 1.2 million shares remained available for future issuance under the plan.

The following table summarizes option activity for the three years ended December 31, 2004:

	Number of Shares Under Option	Weighted- Average Exercise Price
			Grant Price Range

			From	To

Balance at January 1, 2002	2,478,799	$26.56	$6.21	$29.04
Granted	100,000	19.50	19.50	19.50
Exercised	(55,000)	19.50	19.50	19.50
Canceled	(151,172)	22.22	19.50	29.04

Balance at December 31, 2002	2,372,627	26.70	6.21	29.04
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at December 31, 2003	2,372,627	26.70	6.21	29.04
Exercised	(337,161)	25.39	24.00	27.78
Canceled	(27,444)	28.93	27.78	29.04

Balance at December 31, 2004	2,008,022	$26.89	$6.21	$29.04

The following table summarizes stock options outstanding as of December 31, 2004:

Back to Contents
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$6.21 to $14.31	46,667	(a)	$12.00	46,667	$12.00
$19.50	100,000	0.6	19.50	66,660	19.50
$24.00 to $29.04	1,861,355	3.1	27.66	1,861,355	27.66

$6.21 to $29.04	2,008,022	3.0	26.89	1,974,682	27.01

(a) These options outstanding do not have an expiration date and have been excluded from the weighted-average remaining contractual life presented above.

Based on the Black-Scholes option pricing model, the estimated weighted-average fair value of stock options granted was $2.51 in 2002. Assumptions made in determining estimates of fair value include: risk-free interest rate of 2.7% in 2002, a volatility factor of .280 in 2002, a dividend yield of 8.4% in 2002, and a weighted-average life expectancy of 3 years in 2002.

Effective January 1, 2002, the Partnership voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Partnership recorded compensation expense of $102,000 in 2004 and $104,000 in 2003 and $43,000 in 2002. This compensation expense relates to the Company’s grant of 100,000 stock options during 2002.

The Company sponsors a 401(k) defined contribution plan for the Partnership’s employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. Pursuant to the Partnership Agreement, the Partnership reimburses the Company for its expenses, including expenses related to employees of the Partnership. The Partnership reimbursed the Company $0.9 million in 2004, $0.8 million in 2003 and $0.8 million in 2002 and recorded the reimbursement in administrative expense in the accompanying statement of operations.

Back to Contents

18. SEGMENT INFORMATION

The Partnership currently manages its portfolio within five segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban and (5) Virginia. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in Bucks County, Pennsylvania and counties in the southern part of New Jersey including Burlington, Camden and Mercer counties. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

Segment information for the three years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Pennsylvania	Pennsylvania
	-- West	-- North	New Jersey	Urban	Virginia	Corporate	Total

2004:
Real estate investments, at cost:
Operating properties	$830,621	$533,142	$553,969	$349,911	$215,490	$—	$2,483,133
Construction-in-progress	13,140	24,591	10,994	3,581	3,789	88,921	145,016
Land held for development	9,820	22,065	14,585	516	7,959	6,572	61,517
Assets held for sale	—	—	—	—	—	—	—

Total revenue	$86,433	$76,794	$99,321	$26,319	$27,099	$7,626	$323,592
Property operating expenses and real estate taxes	26,074	33,087	37,860	12,126	11,772	—	120,919

Net operating income	$60,359	$43,707	$61,461	$14,193	$15,327	$7,626	$202,673

2003:
Real estate investments, at cost:
Operating properties	$573,300	$480,469	$536,264	$65,223	$214,488	$-	$1,869,744
Construction-in-progress	4,546	20,115	4,081	446	582	17	29,787
Land held for development	11,469	21,764	13,378	515	8,576	8,213	63,915
Assets held for sale, at cost	—	—	3,649	—	1,668	—	5,317

Total revenue	$93,225	$72,648	$91,695	$11,633	$27,644	$4,619	$301,464

Property operating expenses and real estate taxes	27,101	29,398	33,761	6,699	10,966	—	107,925

Net operating income	$66,124	$43,250	$57,934	$4,934	$16,678	$4,619	$193,539

2002:
Total revenue	$91,872	$69,084	$86,704	$9,554	$26,244	$3,254	$286,712
Property operating expenses and real estate taxes	26,525	27,396	30,286	5,690	9,937	—	99,834

Net operating income	$65,347	$41,688	$56,418	$3,864	$16,307	$3,254	$186,878

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is reconciliation of consolidated net operating income to consolidated income from continuing operations:

Back to Contents
		Year Ended December 31,

	2004	2003	2002

	(amounts in thousands)
Consolidated net operating income	$202,673	$193,539	$186,878
Less:
Interest expense	55,061	57,835	63,522
Depreciation and amortization	79,904	60,332	55,925
Administrative expenses	15,100	14,464	14,804
Plus:
Interest income	2,469	3,629	3,399
Equity in income of real estate ventures	2,024	52	987
Net gains on sales of interests in real estate	2,975	20,537	5
Minority interest attributable to continuing
operations	205	—	—

Consolidated income from continuing operations	$60,281	$85,126	$57,018

19. RELATED-PARTY TRANSACTIONS

In 1998, the Company’s Board of Trustees authorized the Company to make loans totaling up to $5.0 million to enable employees of the Partnership to purchase Common Shares at fair market value. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Partnership’s Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 2004, the interest rate was 2.77% per annum. The loans are payable at the earlier of the stated maturity date or 90 days following the employee’s termination. As of December 31, 2004, the outstanding balance of these loans totaled $0.4 million and were secured by an aggregate of 21,385 Common Shares.

In 1998, the Partnership acquired a portfolio of properties from Donald E. Axinn and affiliates. Upon completion of its acquisition, Mr. Axinn joined the Company’s Board. The 1998 acquisition agreement provides for the acquisition in September 2005 of an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey for $11.0 million from an entity primarily owned and controlled by Mr. Axinn.

The Partnership owns 384,615 shares of Cypress Communications, Inc. (“Cypress”) Common Stock and holds warrants exercisable for 600,000 additional shares. The warrants have an exercise price of $8.00 per share and expired on December 31, 2004. In addition, the Partnership held warrants exercisable for 123,077 shares at an exercise price of $3.25, and these warrants expire on August 15, 2005. As of December 31, 2004, the Partnership’s recorded value for its investment in Cypress was $0.4 million. An officer of the Company holds a position on Cypress’s Board of Directors.

In February 2000, the Partnership loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company. One loan had a four-year term and bore interest at the lower of the Partnership's cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% per annum. This loan was subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company's total shareholder return compared to the total shareholder return of peer group companies. This loan was also subject to forgiveness in the event of a change of control of the Company. This loan was reflected as a reduction in beneficiaries equity. In 2001, the Partnership recorded a $4.1 million charge to restructure the other loan in connection with the executive’s transition to a non-executive, non-managerial status. Principal and interest totaling $1.0 million was forgiven related to these loans in 2003 and $0.9 million in 2002 and 2001. At December 31, 2004, no amounts were outstanding under these loans.

In connection with the sale by the Partnership of a land parcel in 2003, the Partnership paid a $42,000 commission to Kevin Nichols, son of Anthony A. Nichols, Sr., Chairman of the Board of the Company at that time, for brokerage services relating to the sale.

Back to Contents

Robert Larson, a former Trustee of the Company who retired from the Board in September 2004, is a managing director of Lazard Freres & Co. LLC (“Lazard”). The Partnership paid Lazard a fee of approximately $909,000 for investment banking services related to the Partnership’s sale of two office properties to a Real Estate Venture in 2003.

20. OPERATING LEASES

The Partnership leases properties to tenants under operating leases with various expiration dates extending to 2020. Minimum future rentals on non-cancelable leases at December 31, 2004 are as follows (in thousands):

Year	Minimum Rent

2005	$303,771
2006	270,827
2007	237,752
2008	194,576
2009	153,109
2010 and thereafter	453,052

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs.

21. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004:
Total revenue	$73,199	$76,214	$78,695	$95,484
Net income	13,719	18,747	21,847	9,075
Income allocated to Common Partnership Units	15,369	16,070	19,170	6,727

Basic earnings per Common Partnership Units	$0.34	$0.34	$0.39	$0.11
Diluted earnings per Common Partnership Units	$0.33	$0.34	$0.39	$0.11

2003:
Total revenue	$74,368	$73,626	$76,339	$77,131
Net income	16,287	15,860	19,876	44,444
Income allocated to Common Partnership Units	11,544	11,117	15,133	19,101

Basic earnings per Common Partnership Units	$0.31	$0.30	$0.39	$0.46
Diluted earnings per Common Partnership Units	$0.31	$0.30	$0.39	$0.46

The summation of quarterly earnings per unit amounts do not necessarily equal the full year amounts.

22. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Partnership is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Partnership’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

Back to Contents

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Partnership has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Partnership has referred this lawsuits to its environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is tendering a defense to this claim.

Letters-of-Credit

In connection with certain mortgages, the Partnership is required to maintain leasing and capital reserve accounts with the mortgage lenders through letters-of-credit which totaled $11.5 million at December 31, 2004. The Partnership is also required to maintain escrow accounts for taxes, insurance and tenant security deposits that amounted to $17.9 million at December 31, 2004. The related tenant rents are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

Other Commitments or Contingencies

As of December 31, 2004, the Partnership owned 445 acres of land for future development.

As part of our TRC acquisition, the Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.

As part of the TRC acquisition, the Partnership acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage secured by this property pursuant to which the Partnership receives substantially all cash flows from the property. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that the Partnership takes title to Two Logan Square upon a foreclosure of its mortgages, the Partnership has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $625,000 if we must pay a state and local transfer upon taking title, or $2,875,000 if no transfer tax is payable upon the transfer.

As part of the TRC acquisition and several of our other acquisitions, the Partnership has agreed not to sell the acquired properties. In the case of TRC, the Partnership agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). The Partnership also owns 14 other properties that aggregate 1.0 million square feet and have agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that we may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Partnership sells any of the properties within the applicable restricted period in non-exempt transactions, the Partnership has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.

In 1998, the Partnership acquired a portfolio of properties from Donald E. Axinn and affiliates. Upon completion of its acquisition, Mr. Axinn joined the Company’s Board. The 1998 acquisition agreement provides for the acquisition in September 2005 of an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey for $11.0 million from an entity primarily owned and controlled by Mr. Axinn.

The Partnership invests in its Properties and regularly incurs capital expenditures in the ordinary course of business to maintain the Properties. The Partnership believes that such expenditures enhance the competitiveness of the Properties. The Partnership also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties.

Back to Contents

23.  CONDENSED CONSOLIDATING INFORMATION

During 2004, the Company and the Partnership filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission to register: (i) common shares of beneficial interest, preferred shares of beneficial interest, depository shares and warrants of the Company; (ii) debt securities of the Partnership (“Debt Securities”); and (iii) full and unconditional guaranties of the Debt Securities by the Company and certain wholly-owned subsidiaries of the Partnership (the “Subsidiary Guarantors”). The Partnership has other subsidiaries (“Non-Guarantor Subsidiaries”) that are not Subsidiary Guarantors.

The following summarizes the condensed consolidating financial information for the Partnership as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004:

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(in 000's)

	The	Guarantor	Non-Guarantor
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Total Real estate investments, net	$912,228	$453,652	$997,985	$—	$2,363,865
Cash and cash equivalents	15,346	—	—	—	15,346
Escrowed cash	6,501	1,113	10,366	—	17,980
Accounts receivable, net	21,908	9,321	13,411	—	44,640
Marketable securities	423	—	—	—	423
Investment in real estate ventures, at equity	12,754	—	—	—	12,754
Investments in Subsidiaries, at equity	1,260,560	—	—	(1,260,560)	—
Deferred costs, net	27,170	2,460	4,819	—	34,449
Intangible assets, net	4,720	1,254	95,082	—	101,056
Other assets	21,259	18,211	4,001	—	43,471

Total assets	$2,282,869	$486,011	$1,125,664	$(1,260,560)	$2,633,984

LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$233,599	$13,443	$271,192	$—	$518,234
Unsecured notes	636,435	—	—	—	636,435
Unsecured credit facility	152,000	—	—	—	152,000
Accounts payable and accrued expenses	31,290	11,415	6,538	—	49,243
Distributions payable	27,363	—	—	—	27,363
Tenant security deposits and deferred rents	10,793	3,293	5,960	—	20,046
Acquired below market leases, net	706	766	37,799	—	39,271
Other liabilities	633	—	709	—	1,342

Total liabilities	1,092,819	28,917	322,198	—	1,443,934
Redeemable limited partnership units	60,586	—	—	—	60,586
Total partners' equity	1,129,464	457,094	803,466	(1,260,560)	1,129,464

Total liabilities and partners' equity	$2,282,869	$486,011	$1,125,664	$(1,260,560)	$2,633,984

Back to Contents

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
(in 000's)

	The	Guarantor	Non-Guarantor
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Total Real estate investments, net	$899,695	$348,578	$447,082	$—	$1,695,355
Cash and cash equivalents	8,552	—	—	—	8,552
Escrowed cash	5,906	806	7,676	—	14,388
Accounts receivable, net	16,166	8,467	7,225	—	31,858
Marketable securities	12,052	—	—	—	12,052
Assets held for sale	—	1,668	3,649	—	5,317
Investment in real estate ventures, at equity	15,853	—	—	—	15,853
Investments in Subsidiaries, at equity	627,896	—	—	(627,896)	—
Deferred costs, net	20,206	2,185	3,680	—	26,071
Intangible assets, net	7,127	—	306	—	7,433
Other assets	19,084	18,350	1,463	—	38,897

Total assets	$1,632,537	$380,054	$471,081	$(627,896)	$1,855,776

LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$249,433	$14,251	$198,975	$—	$462,659
Borrowings under Credit Facility	305,000	—	—	—	305,000
Unsecured term loan	100,000	—	—	—	100,000
Accounts payable and accrued expenses	25,579	1,763	2,948	—	30,290
Distributions payable	20,947	—	—	—	20,947
Tenant security deposits and deferred rents	10,954	1,584	3,585	—	16,123
Acquired below market leases, net	1,245	—	60	—	1,305
Other liabilities	15,087	—	21	—	15,108
Liabilities related to assets held for sale	—	32	20	—	52

Total liabilities	728,245	17,630	205,609	—	951,484
7.25% Series B Preferred Units	97,500	—	—	—	97,500
Redeemable limited partnership units	46,505	—	—	—	46,505
Total partners' equity	760,287	362,424	265,472	(627,896)	760,287

Total liabilities and partners' equity	$1,632,537	$380,054	471,081	$(627,896)	$1,855,776

Back to Contents

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
(in 000's)

	The	Guarantor	Non-Guarantor
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue:
Rents	$148,077	$51,083	$76,471	$—	$275,631
Tenant reimbursements	16,451	11,153	9,968	—	37,572
Other	12,380	619	4,521	(7,131)	10,389

Total revenue	176,908	62,855	90,960	(7,131)	323,592

Operating Expenses:
Property operating expenses	50,017	19,947	27,024	(7,131)	89,857
Real estate taxes	15,835	6,655	8,572	—	31,062
Depreciation and amortization	38,357	12,698	28,849	—	79,904
Administrative expenses	12,295	—	2,805	—	15,100

Total operating expenses	116,504	39,300	67,250	(7,131)	215,923

Operating income	60,404	23,555	23,710	—	107,669
Other Income (Expense):
Interest income	824	1,607	38	—	2,469
Interest expense	(38,939)	(1,064)	(15,058)	—	(55,061)
Equity in income of real estate ventures	2,024	—	—	—	2,024
Equity in income of subsidiaries	33,349	—	—	(33,349)	—
Net gains on sales of interests in real estate	2,796	—	179	—	2,975

Income before minority interest	60,458	24,098	8,869	(33,349)	60,076
Minority interest	205	—	—	—	205

Income from continuing operations	60,663	24,098	8,869	(33,349)	60,281
Discontinued operations:
Income from discontinued operations	(514)	15	163	—	(336)
Net Gain on Disposition	2,932	382	(178)	—	3,136

Income from discontinued operations	2,418	397	(15)	—	2,800

Net income	$63,081	$24,495	$8,854	$(33,349)	$63,081

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(in 000's)

	The Partnership	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$90,251	$48,298	$33,760	$(19,126)	$153,183

Cash flows from investing activities
Acquisition of properties	(28,441)	—	(540,902)	—	(569,343)
Sales of properties, net	18,939	2,016	1,328	—	22,283
Capital expenditures and real estate development costs	(10,879)	(118,992)	(2,127)	—	(131,998)
Other, net	943	(691)	(4,139)	—	(3,887)

Net cash flow from investing activities	(19,438)	(117,667)	(545,840)	—	(682,945)

Cash flows from financing activities
Proceeds (repayments) of Credit Facilities, net	(153,000)	—	—	—	(153,000)
Proceeds from Unsecured Term Loans	433,000	—	—	—	433,000
Repayment of Unsecured Term Loans	(533,000)	—	—	—	(533,000)
Repayments of mortgage notes payable	(42,082)	(808)	(7,275)	—	(50,165)
Proceeds from Unsecured Notes	636,398	—	—	—	636,398
Proceeds from common partnership unit issuances, net	406,767	—	—	—	406,767
Redemptions/repurchases of units	(95,436)	—	—	—	(95,436)
Distributions to preferred unit holders	(9,720)	—	—	—	(9,720)
Distributions to common partnership units	(85,820)	—	—	—	(85,820)
Intercompany fundings and other, net	(621,126)	70,177	519,355	19,126	(12,468)

Net cash flow from financing activities	(64,019)	69,369	512,080	19,126	536,556

Increase (decrease) in cash and cash equivalents	6,794	—	—	—	6,794
Cash and cash equivalents at beginning of year	8,552	—	—	—	8,552

Cash and cash equivalents at end of year	$15,346	$—	$—	$—	$15,346

Back to Contents

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003
(in 000's)

	The	Guarantor	Non-Guarantor
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue:
Rents	$147,582	$49,938	$59,096	$—	$256,616
Tenant reimbursements	19,611	10,667	7,240	—	37,518
Other	11,020	361	2,205	(6,256)	7,330

Total revenue	178,213	60,966	68,541	(6,256)	301,464

Operating Expenses:
Property operating expenses	46,130	19,546	20,824	(6,256)	80,244
Real estate taxes	15,825	5,913	5,943	—	27,681
Depreciation and amortization	34,188	10,695	15,449	—	60,332
Administrative expenses	12,428	—	2,036	—	14,464

Total operating expenses	108,571	36,154	44,252	(6,256)	182,721

Operating income	69,642	24,812	24,289	—	118,743
Other Income (Expense):
Interest income	1,963	1,625	41	—	3,629
Interest expense	(42,827)	(1,147)	(13,861)	—	(57,835)
Equity in income of real estate ventures	52	—	—	—	52
Equity in income of subsidiaries	37,594	—	—	(37,594)	—
Net gains on sales of interests in real estate	20,557	—	(20)	—	20,537

Income from continuning operations	86,981	25,290	10,449	(37,594)	85,126
Discontinued operations:
Income from discontinued operations	997	33	621	—	1,651
Net Gain on Disposition	8,489	390	811	—	9,690

Income from discontinued operations	9,486	423	1,432	—	11,341

Net income	$96,467	$25,713	$11,881	$(37,594)	$96,467

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
(in 000's)

	The Partnership	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$88,555	$33,445	$27,097	$(30,304)	$118,793

Cash flows from investing activities
Acquisition of properties	(67,490)	—	—	—	(67,490)
Sales of properties, net	85,956	831	674	—	87,461
Capital expenditures and real estate development costs	(32,256)	(7,452)	(11,177)	—	(50,885)
Other, net	(2,494)	(167)	(493)	—	(3,154)

Net cash flow from investing activities	(16,284)	(6,788)	(10,996)	—	(34,068)

Cash flows from financing activities
Proceeds (repayments) of Credit Facilities, net	(2,000)	—	—	—	(2,000)
Repayments of mortgage notes payable	(78,109)	(805)	(3,217)	—	(82,131)
Proceeds from common partnership unit issuances, net	159,107	—	—	—	159,107
Redemptions/repurchases of units	(91,422)	—	—	—	(91,422)
Distributions to preferred unit holders	(18,975)	—	—	—	(18,975)
Distributions to common partnership units	(69,950)	—	—	—	(69,950)
Intercompany fundings and other, net	10,829	(25,852)	(12,884)	30,304	2,397

Net cash flow from financing activities	(90,520)	(26,657)	(16,101)	30,304	(102,974)

Increase (decrease) in cash and cash equivalents	(18,249)	—	—	—	(18,249)
Cash and cash equivalents at beginning of year	26,801	—	—	—	26,801

Cash and cash equivalents at end of year	$8,552	$—	$—	$—	$8,552

Back to Contents

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002
(in 000's)

	The	Guarantor	Non-Guarantor
	Partnership	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue:
Rents	$142,103	$46,959	$58,288	$—	$247,350
Tenant reimbursements	17,385	9,413	6,263	—	33,061
Other	9,616	753	2,472	(6,540)	6,301

Total revenue	169,104	57,125	67,023	(6,540)	286,712

Operating Expenses:
Property operating expenses	46,034	17,575	17,746	(6,540)	74,815
Real estate taxes	14,271	5,232	5,516	—	25,019
Depreciation and amortization	32,628	9,257	14,040	—	55,925
Administrative expenses	12,367	—	2,437	—	14,804

Total operating expenses	105,300	32,064	39,739	(6,540)	170,563

Operating income	63,804	25,061	27,284	—	116,149
Other Income (Expense):
Interest income	1,675	1,622	102	—	3,399
Interest expense	(48,360)	(1,734)	(13,428)	—	(63,522)
Equity in income of real estate ventures	987	—	—	—	987
Equity in income of subsidiaries	38,864	—	—	(38,864)	—
Net gains on sales of interests in real estate	5	—	—	—	5

Income from continuning operations	56,975	24,949	13,958	(38,864)	57,018
Discontinued operations:
Income from discontinued operations	7,776	107	(322)	—	7,561
Net Gain on Disposition	8,385	—	172	—	8,557

Income from discontinued operations	16,161	107	(150)	—	16,118

Net income	$73,136	$25,056	$13,808	$(38,864)	$73,136

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(in 000's)

	The Partnership	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$92,036	$31,317	$43,683	$(38,200)	$128,836

Cash flows from investing activities
Acquisition of properties	(22,166)	—	(2,980)	—	(25,146)
Sales of properties, net	77,354	—	665	—	78,019
Capital expenditures and real estate development costs	(21,825)	(13,536)	(3,426)	—	(38,787)
Other, net	(5,634)	(1,386)	(2,028)	—	(9,048)

Net cash flow from investing activities	27,729	(14,922)	(7,769)	—	5,038

Cash flows from financing activities
Proceeds (repayments) of Credit Facilities, net	(87,325)	—	—	—	(87,325)
Proceeds from Unsecured Term Loans	100,000	—	—	—	100,000
Proceeds from mortgage notes payable	6,085	7,775	6,326	—	20,186
Repayments of mortgage notes payable	(17,252)	(28,767)	(2,627)	—	(48,646)
Redemptions/repurchases of units	(20,165)	—	—	—	(20,165)
Distributions to preferred unit holders	(18,975)	—	—	—	(18,975)
Distributions to common partnership units	(66,607)	—	—	—	(66,607)
Intercompany fundings and other, net	(2,184)	4,597	(39,613)	38,200	1,000

Net cash flow from financing activities	(106,423)	(16,395)	(35,914)	38,200	(120,532)

Increase (decrease) in cash and cash equivalents	13,342	—	—	—	13,342
Cash and cash equivalents at beginning of year	13,459	—	—	—	13,459

Cash and cash equivalents at end of year	$26,801	$—	$—	$—	$26,801

24.	SUBSEQUENT EVENT

In January 2005, the Partnership received a termination fee in the amount of $4.0 million from a tenant in one of the Partnership’s properties. Additionally, the Company wrote-off approximately $0.2 million of an accrued rent receivable related to this tenant in January 2005.

F - 37

Back to Contents

Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at	Additions		Balance
	Beginning	Charged to		at End
Description	of Period	expense	Deductions	of Period

Allowance for doubtful accounts:

Year ended December 31, 2004	$4,031	$467	$413	$4,085
Year ended December 31, 2003	$4,576	$189	$734	$4,031
Year ended December 31, 2002	$4,532	$894	$850	$4,576

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2004
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2004 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

One Greentree Centre	Marlton	NJ	—	345	4,440	673
Three Greentree Centre	Marlton	NJ	—	323	6,024	154
Two Greentree Centre	Marlton	NJ	—	264	4,693	158
110 Summit Drive	Exton	PA	—	403	1,647	160
1155 Business Center Drive	Horsham	PA	2,497	1,029	4,124	9
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	869
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	295
18 Campus Boulevard	Newtown Square	PA	3,340	787	3,312	(28)
2240/50 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	791
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	81
3329 Street Road -Greenwood Square	Bensalem	PA	—	350	1,401	100
3331 Street Road -Greenwood Square	Bensalem	PA	—	1,126	4,511	817
3333 Street Road -Greenwood Square	Bensalem	PA	—	851	3,407	675
456 Creamery Way	Exton	PA	—	635	2,548	(48)
457 Haddonfield Road	Cherry Hill	NJ	11,063	2,142	9,120	2,224
468 Thomas Jones Way	Exton	PA	—	526	2,112	(54)
486 Thomas Jones Way	Exton	PA	—	806	3,256	(52)
500 Enterprise Road	Horsham	PA	—	1,303	5,188	(333)
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	712
650 Dresher Road	Horsham	PA	1,669	636	2,501	313
6575 Snowdrift Road	Allentown	PA	—	601	2,411	459
700 Business Center Drive	Horsham	PA	1,685	550	2,201	733
7248 Tilghman Street	Allentown	PA	—	731	2,969	106
7310 Tilghman Street	Allentown	PA	—	553	2,246	575
800 Business Center Drive	Horsham	PA	2,176	896	3,585	18
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	(170)
One Progress Avenue	Horsham	PA	—	1,399	5,629	232
One Righter Parkway	Wilmington	DE	10,440	2,545	10,195	278
1 Foster Avenue	Gibbsboro	NJ	—	93	364	35
10 Foster Avenue	Gibbsboro	NJ	—	244	971	174
100 Berwyn Park	Berwyn	PA	7,125	1,180	7,290	215
100 Commerce Drive	Newark	DE	—	1,160	4,633	796
100 Katchel Blvd	Reading	PA	—	1,881	7,423	64
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	581
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	431
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	1,150
100-300 Gundy Drive	Reading	PA	—	6,495	25,180	6,128
1007 Laurel Oak Road	Voorhees	NJ	—	1,563	6,241	15
111 Presidential Boulevard	Bala Cynwyd	PA	—	5,419	21,612	2,597
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	979
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	41
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	128
17 Campus Boulevard	Newtown Square	PA	5,177	1,108	5,155	48
2 Foster Avenue	Gibbsboro	NJ	—	185	730	41
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	284
200 Berwyn Park	Berwyn	PA	9,744	1,533	9,460	885
2000 Midlantic Drive	Mt. Laurel	NJ	9,491	2,202	8,823	810
220 Commerce Drive	Fort Washington	PA	—	1,086	4,338	508
300 Berwyn Park	Berwyn	PA	13,034	2,206	13,422	261
300 Welsh Road - Building I	Horsham	PA	2,458	894	3,572	615
321 Norristown Road	Lower Gwyned	PA	—	1,290	5,176	1,766
323 Norristown Road	Lower Gwyned	PA	—	1,685	6,751	4,206
4 Foster Avenue	Gibbsboro	NJ	—	183	726	75
4000 Midlantic Drive	Mt. Laurel	NJ	3,088	714	5,085	(1,949)
5 Foster Avenue	Gibbsboro	NJ	—	9	32	25
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	2
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3
500 Office Center Drive	Fort Washington	PA	—	1,617	6,480	1,101
501 Office Center Drive	Fort Washington	PA	—	1,796	7,192	614
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	398
655 Business Center Drive	Horsham	PA	1,761	544	2,529	567
7 Foster Avenue	Gibbsboro	NJ	—	231	921	134
748 Springdale Drive	Exton	PA	—	236	931	163

Back to Contents
	Gross Amount at Which Carried December 31, 2004

	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2004 (b)	Year of Construction	Year Acquired	Depreciable Life

One Greentree Centre	345	5,113	5,458	2,823	1982	1986	40
Three Greentree Centre	323	6,178	6,501	4,006	1984	1986	40
Two Greentree Centre	264	4,851	5,115	3,076	1983	1986	40
110 Summit Drive	403	1,807	2,210	476	1985	1996	40
1155 Business Center Drive	1,029	4,133	5,162	1,476	1990	1996	40
120 West Germantown Pike	685	3,642	4,327	1,029	1984	1996	40
140 West Germantown Pike	481	2,271	2,752	708	1984	1996	40
18 Campus Boulevard	787	3,284	4,071	973	1990	1996	40
2240/50 Butler Pike	1,104	5,418	6,522	2,007	1984	1996	40
2260 Butler Pike	661	2,808	3,469	795	1984	1996	40
3329 Street Road -Greenwood Square	350	1,501	1,851	406	1985	1996	40
3331 Street Road -Greenwood Square	1,126	5,328	6,454	1,732	1986	1996	40
3333 Street Road -Greenwood Square	851	4,082	4,933	1,205	1988	1996	40
456 Creamery Way	635	2,500	3,135	697	1987	1996	40
457 Haddonfield Road	2,142	11,344	13,486	4,264	1990	1996	40
468 Thomas Jones Way	526	2,058	2,584	605	1990	1996	40
486 Thomas Jones Way	806	3,204	4,010	939	1990	1996	40
500 Enterprise Road	1,303	4,855	6,158	1,277	1990	1996	40
500 North Gulph Road	1,303	5,913	7,216	1,744	1979	1996	40
650 Dresher Road	636	2,814	3,450	855	1984	1996	40
6575 Snowdrift Road	601	2,870	3,471	1,214	1988	1996	40
700 Business Center Drive	550	2,934	3,484	784	1986	1996	40
7248 Tilghman Street	731	3,075	3,806	967	1987	1996	40
7310 Tilghman Street	553	2,821	3,374	1,033	1985	1996	40
800 Business Center Drive	896	3,603	4,499	982	1986	1996	40
8000 Lincoln Drive	606	2,717	3,323	772	1997	1996	40
One Progress Avenue	1,399	5,861	7,260	1,646	1986	1996	40
One Righter Parkway	2,545	10,473	13,018	2,887	1989	1996	40
1 Foster Avenue	93	399	492	93	1972	1997	40
10 Foster Avenue	244	1,145	1,389	261	1983	1997	40
100 Berwyn Park	1,180	7,505	8,685	1,837	1986	1997	40
100 Commerce Drive	1,160	5,429	6,589	1,380	1989	1997	40
100 Katchel Blvd	1,881	7,487	9,368	1,868	1970	1997	40
1000 Atrium Way	2,061	8,761	10,822	2,187	1989	1997	40
1000 Howard Boulevard	2,297	9,719	12,016	2,728	1988	1997	40
10000 Midlantic Drive	3,206	14,007	17,213	3,721	1990	1997	40
100-300 Gundy Drive	6,495	31,308	37,803	7,942	1970	1997	40
1007 Laurel Oak Road	1,563	6,256	7,819	1,459	1996	1997	40
111 Presidential Boulevard	5,419	24,209	29,628	5,356	1997	1997	40
1120 Executive Boulevard	2,074	9,394	11,468	2,643	1987	1997	40
1336 Enterprise Drive	731	2,987	3,718	782	1989	1997	40
15000 Midlantic Drive	3,061	12,382	15,443	3,108	1991	1997	40
17 Campus Boulevard	1,108	5,203	6,311	867	2001	1997	40
2 Foster Avenue	185	771	956	180	1974	1997	40
20 East Clementon Road	769	3,339	4,108	871	1986	1997	40
200 Berwyn Park	1,533	10,345	11,878	2,576	1987	1997	40
2000 Midlantic Drive	2,202	9,633	11,835	2,608	1989	1997	40
220 Commerce Drive	1,010	4,846	5,856	1,247	1985	1997	40
300 Berwyn Park	2,206	13,683	15,889	3,374	1989	1997	40
300 Welsh Road - Building I	894	4,187	5,081	957	1980	1997	40
321 Norristown Road	1,290	6,942	8,232	1,885	1988	1997	40
323 Norristown Road	1,685	10,957	12,642	2,248	1988	1997	40
4 Foster Avenue	183	801	984	194	1974	1997	40
4000 Midlantic Drive	714	3,136	3,850	793	1998	1997	40
5 Foster Avenue	9	57	66	11	1968	1997	40
5 U.S. Avenue	21	83	104	19	1987	1997	40
50 East Clementon Road	114	967	1,081	225	1986	1997	40
500 Office Center Drive	1,617	7,581	9,198	2,360	1974	1997	40
501 Office Center Drive	1,796	7,806	9,602	2,072	1974	1997	40
6 East Clementon Road	1,345	5,764	7,109	1,374	1980	1997	40
655 Business Center Drive	544	3,096	3,640	993	1997	1997	40
7 Foster Avenue	231	1,055	1,286	286	1983	1997	40
748 Springdale Drive	236	1,094	1,330	358	1986	1997	40

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2004
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2004 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

855 Springdale Drive	Exton	PA	—	838	3,370	79
9000 Midlantic Drive	Mt. Laurel	NJ	5,998	1,472	5,895	112
Five Eves Drive	Marlton	NJ	—	703	2,819	840
Four A Eves Drive	Marlton	NJ	—	539	2,168	215
Four B Eves Drive	Marlton	NJ	—	588	2,369	37
King & Harvard Avenue	Cherry Hill	NJ	—	1,726	1,069	2,132
Main Street - Piazza	Voorhees	NJ	—	696	2,802	199
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	2,905
Main Street - Promenade	Voorhees	NJ	—	531	2,052	207
One South Union Place	Cherry Hill	NJ	—	771	8,047	478
Two Eves Drive	Marlton	NJ	—	818	3,461	105
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	1,254
1000 First Avenue	King Of Prussia	PA	4,226	2,772	10,936	274
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	3,247
1020 First Avenue	King Of Prussia	PA	3,378	2,168	8,576	432
1040 First Avenue	King Of Prussia	PA	4,534	2,860	11,282	858
105 / 140 Terry Drive	Newtown	PA	—	2,299	8,238	2,119
1060 First Avenue	King Of Prussia	PA	4,131	2,712	10,953	2
14 Campus Boulevard	Newtown Square	PA	5,296	2,244	4,217	(5)
150 Corporate Center Drive	Camp Hill	PA	—	964	3,871	406
160 - 180 West Germantown Pike	East Norriton	PA	5,270	1,603	6,418	679
1957 Westmoreland Street	Richmond	VA	2,701	1,061	4,241	282
200 Corporate Center Drive	Camp Hill	PA	—	1,647	6,606	49
2100-2116 West Laburnam Avenue	Richmond	VA	959	2,482	8,846	1,888
2130-2146 Tomlynn Street	Richmond	VA	1,022	353	1,416	343
2161-2179 Tomlynn Street	Richmond	VA	1,078	423	1,695	111
2201-2245 Tomlynn Street	Richmond	VA	2,672	1,020	4,067	437
2212-2224 Tomlynn Street	Richmond	VA	1,256	502	2,014	80
2221-2245 Dabney Road	Richmond	VA	1,297	530	2,123	27
2240 Dabney Road	Richmond	VA	640	264	1,059	—
2244 Dabney Road	Richmond	VA	1,340	550	2,203	16
2246 Dabney Road	Richmond	VA	1,102	455	1,822	—
2248 Dabney Road	Richmond	VA	1,386	512	2,049	305
2251 Dabney Road	Richmond	VA	1,008	387	1,552	145
2256 Dabney Road	Richmond	VA	879	356	1,427	33
2277 Dabney Road	Richmond	VA	1,229	507	2,034	—
2401 Park Drive	Harrisburg	PA	—	182	728	187
2404 Park Drive	Harrisburg	PA	—	167	668	48
2490 Boulevard of the Generals	King Of Prussia	PA	—	348	1,394	44
2511 Brittons Hill Road	Richmond	VA	2,925	1,202	4,820	24
2812 Emerywood Parkway	Henrico	VA	3,274	1,069	4,281	1,417
300 Arboretum Place	Richmond	VA	14,403	5,450	21,892	1,412
300 Corporate Center Drive	Camp Hill	PA	—	4,823	19,301	144
303 Fellowship Drive	Mt. Laurel	NJ	2,476	1,493	6,055	644
304 Harper Drive	Mt. Laurel	NJ	1,076	657	2,674	228
305 Fellowship Drive	Mt. Laurel	NJ	2,237	1,421	5,768	212
305 Harper Drive	Mt. Laurel	NJ	343	223	913	—
307 Fellowship Drive	Mt. Laurel	NJ	2,437	1,565	6,342	155
308 Harper Drive	Mt. Laurel	NJ	—	1,643	6,663	435
309 Fellowship Drive	Mt. Laurel	NJ	2,599	1,518	6,154	926
33 West State Street	Trenton	NJ	—	6,016	24,091	98
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	33
4364 South Alston Avenue	Durham	NC	2,650	1,622	6,419	768
4805 Lake Brooke Drive	Glen Allen	VA	4,108	1,640	6,567	284
50 East State Street	Trenton	NJ	—	8,926	35,735	534
50 Swedesford Square	East Whiteland Twp.	PA	5,899	3,902	15,254	360
500 Nationwide Drive	Harrisburg	PA	—	173	850	798
52 Swedesford Square	East Whiteland Twp.	PA	6,450	4,241	16,579	518
520 Virginia Drive	Fort Washington	PA	—	845	3,455	379
600 Corporate Circle Drive	Harrisburg	PA	—	363	1,452	81
600 East Main Street	Richmond	VA	15,507	9,808	38,255	3,238
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	—
610 Freedom Business Center	King Of Prussia	PA	5,201	2,017	8,070	665

Back to Contents
	Gross Amount at Which Carried December 31, 2004

	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2004 (b)	Year of Construction	Year Acquired	Depreciable Life

855 Springdale Drive	838	3,449	4,287	879	1986	1997	40
9000 Midlantic Drive	1,472	6,007	7,479	1,512	1989	1997	40
Five Eves Drive	703	3,659	4,362	1,105	1986	1997	40
Four A Eves Drive	539	2,383	2,922	611	1987	1997	40
Four B Eves Drive	588	2,406	2,994	649	1987	1997	40
King & Harvard Avenue	1,726	3,201	4,927	1,106	1974	1997	40
Main Street - Piazza	696	3,001	3,697	839	1990	1997	40
Main Street - Plaza 1000	2,732	13,847	16,579	3,691	1988	1997	40
Main Street - Promenade	531	2,259	2,790	683	1988	1997	40
One South Union Place	771	8,525	9,296	3,059	1982	1997	40
Two Eves Drive	818	3,566	4,384	1,043	1987	1997	40
100 Gateway Centre Parkway	391	6,664	7,055	1,089	2001	1998	40
1000 First Avenue	2,772	11,210	13,982	2,259	1980	1998	40
1009 Lenox Drive	4,876	22,531	27,407	5,811	1989	1998	40
1020 First Avenue	2,168	9,008	11,176	1,820	1984	1998	40
1040 First Avenue	2,860	12,140	15,000	2,787	1985	1998	40
105 / 140 Terry Drive	2,299	10,357	12,656	2,852	1982	1998	40
1060 First Avenue	2,712	10,955	13,667	2,200	1987	1998	40
14 Campus Boulevard	2,244	4,212	6,456	1,219	1998	1998	40
150 Corporate Center Drive	964	4,277	5,241	994	1987	1998	40
160 - 180 West Germantown Pike	1,603	7,097	8,700	1,780	1982	1998	40
1957 Westmoreland Street	1,061	4,523	5,584	1,046	1975	1998	40
200 Corporate Center Drive	1,647	6,655	8,302	1,452	1989	1998	40
2100-2116 West Laburnam Avenue	2,482	10,734	13,216	2,219	1976	1998	40
2130-2146 Tomlynn Street	353	1,759	2,112	364	1988	1998	40
2161-2179 Tomlynn Street	423	1,806	2,229	355	1985	1998	40
2201-2245 Tomlynn Street	1,020	4,504	5,524	1,020	1989	1998	40
2212-2224 Tomlynn Street	502	2,094	2,596	429	1985	1998	40
2221-2245 Dabney Road	530	2,150	2,680	440	1994	1998	40
2240 Dabney Road	264	1,059	1,323	213	1984	1998	40
2244 Dabney Road	550	2,219	2,769	446	1993	1998	40
2246 Dabney Road	455	1,822	2,277	366	1987	1998	40
2248 Dabney Road	512	2,354	2,866	544	1989	1998	40
2251 Dabney Road	387	1,697	2,084	378	1983	1998	40
2256 Dabney Road	356	1,460	1,816	310	1982	1998	40
2277 Dabney Road	507	2,034	2,541	409	1986	1998	40
2401 Park Drive	182	915	1,097	186	1984	1998	40
2404 Park Drive	167	716	883	151	1983	1998	40
2490 Boulevard of the Generals	348	1,438	1,786	341	1975	1998	40
2511 Brittons Hill Road	1,202	4,844	6,046	972	1987	1998	40
2812 Emerywood Parkway	1,069	5,698	6,767	1,162	1980	1998	40
300 Arboretum Place	5,450	23,304	28,754	4,980	1988	1998	40
300 Corporate Center Drive	4,823	19,445	24,268	4,232	1989	1998	40
303 Fellowship Drive	1,493	6,699	8,192	1,522	1979	1998	40
304 Harper Drive	657	2,902	3,559	648	1975	1998	40
305 Fellowship Drive	1,421	5,980	7,401	1,325	1980	1998	40
305 Harper Drive	223	913	1,136	183	1979	1998	40
307 Fellowship Drive	1,565	6,497	8,062	1,341	1981	1998	40
308 Harper Drive	1,643	7,098	8,741	1,515	1976	1998	40
309 Fellowship Drive	1,518	7,080	8,598	1,684	1982	1998	40
33 West State Street	6,016	24,189	30,205	5,411	1988	1998	40
426 Lancaster Avenue	1,689	6,789	8,478	1,564	1990	1998	40
4364 South Alston Avenue	1,581	7,187	8,768	1,510	1985	1998	40
4805 Lake Brooke Drive	1,640	6,851	8,491	1,383	1996	1998	40
50 East State Street	8,926	36,269	45,195	8,121	1989	1998	40
50 Swedesford Square	3,902	15,614	19,516	3,138	1986	1998	40
500 Nationwide Drive	173	1,648	1,821	456	1977	1998	40
52 Swedesford Square	4,241	17,097	21,338	3,423	1988	1998	40
520 Virginia Drive	845	3,834	4,679	1,132	1987	1998	40
600 Corporate Circle Drive	363	1,533	1,896	340	1978	1998	40
600 East Main Street	9,808	41,493	51,301	8,643	1986	1998	40
600 Park Avenue	1,012	4,048	5,060	905	1964	1998	40
610 Freedom Business Center	2,017	8,735	10,752	2,277	1985	1998	40

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2004
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2004 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	991
620 Freedom Business Center	King Of Prussia	PA	7,002	2,770	11,014	689
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	—
630 Freedom Business Center	King Of Prussia	PA	6,904	2,773	11,144	354
640 Freedom Business Center	King Of Prussia	PA	10,933	4,222	16,891	1,486
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	902
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,636)
680 Allendale Road	King Of Prussia	PA	—	689	2,756	677
6990 Snowdrift Road	Allentown	PA	—	—	1,962	—
700 East Gate Drive	Mt. Laurel	NJ	5,676	3,569	14,436	772
701 East Gate Drive	Mt. Laurel	NJ	2,834	1,736	6,877	763
7010 Snowdrift Road	Allentown	PA	1,272	818	3,324	67
7150 Windsor Drive	Allentown	PA	1,644	1,035	4,219	184
7350 Tilghman Street	Allentown	PA	—	3,414	13,716	1,083
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	209
7450 Tilghman Street	Allentown	PA	4,818	2,867	11,631	1,441
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	—
7535 Windsor Drive	Allentown	PA	6,246	3,376	13,400	3,888
755 Business Center Drive	Horsham	PA	2,100	1,362	2,334	645
800 Corporate Circle Drive	Harrisburg	PA	—	414	1,653	103
815 East Gate Drive	Mt. Laurel	NJ	973	636	2,584	—
817 East Gate Drive	Mt. Laurel	NJ	964	611	2,426	153
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,257
9011 Arboretum Parkway	Richmond	VA	4,795	1,857	7,702	352
9100 Arboretum Parkway	Richmond	VA	3,651	1,362	5,489	437
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	596
9200 Arboretum Parkway	Richmond	VA	2,609	985	3,973	251
9210 Arboretum Parkway	Richmond	VA	3,027	1,110	4,474	458
9211 Arboretum Parkway	Richmond	VA	1,512	582	2,433	111
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	234
993 Lenox Drive	Lawrenceville	NJ	12,058	2,811	17,996	(5,771)
997 Lenox Drive	Lawrenceville	NJ	9,839	2,410	9,700	159
Dabney III	Richmond	VA	806	281	1,125	260
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	519
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	4,369
11 Campus Boulevard	Newtown Square	PA	4,741	1,112	4,067	600
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	12,747
630 Dresher Road	Horsham	PA	—	771	3,083	1,539
7130 Ambassador Drive	Allentown	PA	—	761	3,046	9
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	2,986
1400 Howard Boulevard	Mt. Laurel	NJ	—	443	—	—
15 Campus Boulevard	Newtown Square	PA	5,923	1,164	3,896	2,160
1700 Paoli Pike	Malvern	PA	—	458	559	3,466
2000 Lenox Drive	Lawrenceville	NJ	14,027	2,291	12,221	2,979
300 Welsh Road - Building II	Horsham	PA	1,013	396	1,585	114
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	18,185
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,954
640 Allendale Road	King of Prussia	PA	—	439	432	1,481
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	349
100 Arrandale Boulevard	Exton	PA	—	970	3,878	—
100 Lindenwood Drive	Malvern	PA	—	473	1,892	537
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	655
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	—
111 Arrandale Road	Exton	PA	1,100	262	1,048	—
111/113 Pencader Drive	Newark	DE	—	1,092	4,366	—
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	436
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	475
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	340
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	183
200 Lindenwood Drive	Malvern	PA	—	324	1,295	72
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	570
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	511
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	143

Back to Contents
	Gross Amount at Which Carried December 31, 2004

	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2004 (b)	Year of Construction	Year Acquired	Depreciable Life

620 Allendale Road	1,020	4,830	5,850	1,277	1961	1998	40
620 Freedom Business Center	2,770	11,703	14,473	2,677	1986	1998	40
630 Clark Avenue	547	2,190	2,737	490	1960	1998	40
630 Freedom Business Center	2,773	11,498	14,271	2,797	1989	1998	40
640 Freedom Business Center	4,222	18,377	22,599	4,416	1991	1998	40
650 Park Avenue	1,916	5,280	7,196	1,173	1968	1998	40
660 Allendale Road	396	1,707	2,103	630	1962	1998	40
680 Allendale Road	689	3,433	4,122	905	1962	1998	40
6990 Snowdrift Road	—	1,962	1,962	198	2003	1998	40
700 East Gate Drive	3,569	15,208	18,777	3,346	1984	1998	40
701 East Gate Drive	1,736	7,640	9,376	1,590	1986	1998	40
7010 Snowdrift Road	818	3,391	4,209	673	1991	1998	40
7150 Windsor Drive	1,035	4,403	5,438	895	1988	1998	40
7350 Tilghman Street	3,414	14,799	18,213	3,493	1987	1998	40
741 First Avenue	1,287	5,360	6,647	1,216	1966	1998	40
7450 Tilghman Street	2,867	13,072	15,939	3,239	1986	1998	40
751-761 Fifth Avenue	1,097	4,391	5,488	982	1967	1998	40
7535 Windsor Drive	3,376	17,288	20,664	3,080	1988	1998	40
755 Business Center Drive	1,362	2,979	4,341	1,096	1998	1998	40
800 Corporate Circle Drive	414	1,756	2,170	415	1979	1998	40
815 East Gate Drive	636	2,584	3,220	519	1986	1998	40
817 East Gate Drive	611	2,579	3,190	502	1986	1998	40
875 First Avenue	618	5,730	6,348	1,032	1966	1998	40
9011 Arboretum Parkway	1,857	8,054	9,911	1,697	1991	1998	40
9100 Arboretum Parkway	1,362	5,926	7,288	1,323	1988	1998	40
920 Harvest Drive	2,433	10,334	12,767	2,489	1990	1998	40
9200 Arboretum Parkway	985	4,224	5,209	924	1988	1998	40
9210 Arboretum Parkway	1,110	4,932	6,042	998	1988	1998	40
9211 Arboretum Parkway	582	2,544	3,126	515	1991	1998	40
925 Harvest Drive	1,671	6,840	8,511	1,513	1990	1998	40
993 Lenox Drive	2,811	12,225	15,036	2,760	1985	1998	40
997 Lenox Drive	2,410	9,859	12,269	2,264	1987	1998	40
Dabney III	281	1,385	1,666	315	1986	1998	40
Philadelphia Marine Center	532	2,715	3,247	557	Various	1998	40
1050 Westlakes Drive	—	14,814	14,814	2,260	1984	1999	40
11 Campus Boulevard	1,112	4,667	5,779	858	1998	1999	40
400 Berwyn Park	2,657	17,209	19,866	1,618	1999	1999	40
630 Dresher Road	771	4,622	5,393	726	1987	1999	40
7130 Ambassador Drive	761	3,055	3,816	522	1991	1999	40
100 Brandywine Boulevard	1,784	12,797	14,581	1,211	2002	2000	40
1400 Howard Boulevard	456	—	456	—	N/A	2000	40
15 Campus Boulevard	1,164	6,056	7,220	842	2002	2000	40
1700 Paoli Pike	458	4,025	4,483	460	2000	2000	40
2000 Lenox Drive	2,291	15,200	17,491	3,234	2000	2000	40
300 Welsh Road - Building II	396	1,699	2,095	423	1980	2000	40
401 Plymouth Road	6,198	34,316	40,514	4,525	2001	2000	40
630 Allendale Road	2,836	19,982	22,818	3,482	2000	2000	40
640 Allendale Road	439	1,913	2,352	150	2000	2000	40
10 Lake Center Drive	1,880	7,870	9,750	827	1989	2001	40
100 Arrandale Boulevard	970	3,878	4,848	364	1997	2001	40
100 Lindenwood Drive	473	2,429	2,902	325	1985	2001	40
101 Lindenwood Drive	4,152	17,261	21,413	1,686	1988	2001	40
1100 Cassett Road	1,695	6,779	8,474	635	1997	2001	40
111 Arrandale Road	262	1,048	1,310	98	1996	2001	40
111/113 Pencader Drive	1,092	4,366	5,458	409	1990	2001	40
1160 Swedesford Road	1,781	7,560	9,341	890	1986	2001	40
1180 Swedesford Road	2,086	8,817	10,903	926	1987	2001	40
161 Gaither Drive	1,016	4,404	5,420	508	1987	2001	40
200 Lake Drive East	2,069	8,458	10,527	829	1989	2001	40
200 Lindenwood Drive	324	1,367	1,691	127	1984	2001	40
210 Lake Drive East	1,645	7,149	8,794	771	1986	2001	40
220 Lake Drive East	2,144	9,309	11,453	1,106	1988	2001	40
30 Lake Center Drive	1,043	4,314	5,357	431	1986	2001	40

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2004
(in thousands)

					Initial Cost

		City	State	Encumberances at December 31, 2004 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

	300 Lindenwood Drive	Malvern	PA	—	848	3,394	254
	301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	946
	412 Creamery Way	Exton	PA	—	1,195	4,779	435
	429 Creamery Way	Exton	PA	3,087	1,368	5,471	—
	436 Creamery Way	Exton	PA	—	994	3,978	12
	440 Creamery Way	Exton	PA	3,069	982	3,927	252
	442 Creamery Way	Exton	PA	2,659	894	3,576	—
	457 Creamery Way	Exton	PA	—	777	3,107	—
	467 Creamery Way	Exton	PA	—	906	3,623	17
	479 Thomas Jones Way	Exton	PA	—	1,075	4,299	354
	481 John Young Way	Exton	PA	2,420	496	1,983	2
	555 Croton Road	King of Prussia	PA	6,100	4,486	17,943	115
	7360 Windsor Drive	Allentown	PA	—	1,451	3,618	2,037
	Two Righter Parkway	Wilmington	DE	—	2,802	11,217	—
	1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	—
	200 Commerce Drive	Newark	DE	6,051	911	4,414	—
	400 Commerce Drive	Newark	DE	12,175	2,528	9,220	4,490
	600 West Germantown Pike	Plymouth Meeting	PA	12,137	3,652	15,288	355
	610 West Germantown Pike	Plymouth Meeting	PA	11,751	3,651	14,514	516
	620 West Germantown Pike	Plymouth Meeting	PA	11,894	3,572	14,435	902
	630 West Germantown Pike	Plymouth Meeting	PA	11,732	3,558	14,743	350
	6802 Paragon Place	Richmond	VA	—	2,917	11,454	1,082
	980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	408
	565 East Swedesford Road	Wayne	PA	—	1,872	7,489	9
	575 East Swedesford Road	Wayne	PA	—	2,178	8,712	—
	585 East Swedesford Road	Wayne	PA	—	1,350	5,401	—
	595 East Swedesford Road	Wayne	PA	—	2,729	10,917	—
	989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	76
	100 North 18th Street	Philadelphia	PA	78,793	16,066	100,255	40
	130 North 18th Street	Philadelphia	PA	—	14,496	107,736	34
	130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	—
	150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	173
	170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	—
	201 King of Prussia Road	Radnor	PA	—	8,956	29,811	67
	300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	—
	525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	6
	555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	—
	920 North King Street	Wilmington	DE	—	6,141	21,140	—
	Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	—
	Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	62
(1)	Four Tower Bridge	Conshohocken	PA	10,890	2,672	14,221	(226)
	One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	—
	Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	—
	Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	—
(1)	Six Tower Bridge	Conshohocken	PA	15,394	2,827	15,525	235
	922 Swedesford Road	Berwyn	PA	—	218	—	—

				$512,357	$455,318	$1,865,474	$165,058

Back to Contents
		Gross Amount at Which Carried December 31, 2004

		Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2004 (b)	Year of Construction	Year Acquired	Depreciable Life

	300 Lindenwood Drive	848	3,648	4,496	436	1991	2001	40
	301 Lindenwood Drive	2,729	11,861	14,590	1,270	1984	2001	40
	412 Creamery Way	1,195	5,214	6,409	618	1999	2001	40
	429 Creamery Way	1,368	5,471	6,839	513	1996	2001	40
	436 Creamery Way	994	3,990	4,984	381	1991	2001	40
	440 Creamery Way	982	4,179	5,161	412	1991	2001	40
	442 Creamery Way	894	3,576	4,470	335	1991	2001	40
	457 Creamery Way	777	3,107	3,884	291	1990	2001	40
	467 Creamery Way	906	3,640	4,546	341	1988	2001	40
	479 Thomas Jones Way	1,075	4,653	5,728	518	1988	2001	40
	481 John Young Way	496	1,985	2,481	186	1997	2001	40
	555 Croton Road	4,486	18,058	22,544	1,719	1999	2001	40
	7360 Windsor Drive	1,451	5,655	7,106	1,002	2001	2001	40
	Two Righter Parkway	2,802	11,217	14,019	1,277	1987	2001	40
	1000 Lenox Drive	1,174	4,696	5,870	294	1982	2002	40
	200 Commerce Drive	911	4,414	5,325	464	1998	2002	40
	400 Commerce Drive	2,528	13,710	16,238	3,495	1997	2002	40
	600 West Germantown Pike	3,652	15,643	19,295	1,171	1986	2002	40
	610 West Germantown Pike	3,651	15,030	18,681	1,252	1987	2002	40
	620 West Germantown Pike	3,572	15,337	18,909	1,213	1990	2002	40
	630 West Germantown Pike	3,558	15,093	18,651	1,138	1988	2002	40
	6802 Paragon Place	2,917	12,536	15,453	1,022	1989	2002	40
	980 Harvest Drive	2,079	8,229	10,308	524	1988	2002	40
	565 East Swedesford Road	1,872	7,498	9,370	220	1984	2003	40
	575 East Swedesford Road	2,178	8,712	10,890	254	1985	2003	40
	585 East Swedesford Road	1,350	5,401	6,751	158	1998	2003	40
	595 East Swedesford Road	2,729	10,917	13,646	318	1998	2003	40
	989 Lenox Drive	3,700	14,878	18,578	373	1984	2003	40
	100 North 18th Street	16,066	100,295	116,361	1,194	1988	2004	33
	130 North 18th Street	14,496	107,770	122,266	1,208	1998	2004	23
	130 Radnor Chester Road	2,573	8,338	10,911	98	1983	2004	25
	150 Radnor Chester Road	11,925	37,159	49,084	421	1983	2004	29
	170 Radnor Chester Road	2,514	8,147	10,661	95	1983	2004	25
	201 King of Prussia Road	8,956	29,878	38,834	360	2001	2004	25
	300 Delaware Avenue	6,368	13,739	20,107	262	1989	2004	23
	525 Lincoln Drive West	3,727	17,626	21,353	368	1986	2004	40
	555 Lancaster Avenue	8,014	16,508	24,522	221	1973	2004	24
	920 North King Street	6,141	21,140	27,281	272	1989	2004	30
	Five Radnor Corporate Center	6,506	25,525	32,031	287	1998	2004	38
	Four Radnor Corporate Center	5,406	21,452	26,858	231	1995	2004	30
(1)	Four Tower Bridge	2,672	13,995	16,667	4,122	1998	2004	40
	One Radnor Corporate Center	7,323	28,613	35,936	412	1998	2004	29
	Three Radnor Corporate Center	4,773	17,961	22,734	245	1998	2004	29
	Two Radnor Corporate Center	3,937	15,484	19,421	189	1998	2004	29
(1)	Six Tower Bridge	2,827	15,760	18,587	3,618	1999	2004	40
	922 Swedesford Road	218	—	218	—	N/A	N/A	40

		$452,602	$2,030,532	$2,483,134	$325,802

Back to Contents

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2002 to December 31, 2004 (in thousands):

	2004	2003	2002

Balance at beginning of year	$1,869,744	$1,890,009	$1,893,039
Additions:
Acquisitions	578,197	59,149	120,627
Consolidation of VIE’s (1)	35,245	—	—
Capital expenditures	30,953	57,721	94,086
Less:
Dispositions	(31,005)	(135,118)	(209,014)
Assets transferred to held-for-sale	—	(2,017)	(8,729)

Balance at end of year	$2,483,134	$1,869,744	$1,890,009

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2002 to December 31, 2004 (in thousands):

	2004	2003	2002

Balance at beginning of year	$268,091	$245,230	$230,793
Additions:
Depreciation expense - continued operations	60,179	51,191	46,190
Depreciation expense - discontinued operations	224	695	2,511
Consolidation of VIE’s (1)	7,741	—	—
Acquisitions	—	—	1,175
Less:
Dispositions	(10,433)	(28,663)	(34,204)
Assets transferred to held-for-sale	—	(362)	(1,235)

Balance at end of year	$325,802	$268,091	$245,230

(1) -	Joint ventures which were consolidated at March 31, 2004 under Financial Interpretation 46-R (“FIN-46-R”), “Consolidation of Variable Interest Entities.”

(2) -	Schedule III excludes an asset owned that is subject to a deferred financing lease.