Form 10-K
period 2005-12-31
BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2006-03-22
CIK 1060386

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Units of General Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes       No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

          Large accelerated filer       Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes       No

As of June 30, 2005, the aggregate market value of the 1,240,973 common units of limited partnership (“Units”) held by non-affiliates of the Registrant was $38.0 million based upon the last reported sale price of $30.65 per share on the New York Stock Exchange on June 30, 2005 of the common shares of beneficial interest of Brandywine Realty Trust, a real estate investment trust and the sole general partner of the Registrant, for which the Units are redeemable under certain circumstances at the election of Brandywine Realty Trust.  (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.

Documents Incorporated By Reference

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

Click here to Cover

TABLE OF CONTENTS

FORM 10-K

Back to Contents

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This Annual Report on Form 10-K and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.  As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf.  Factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which our principal tenants compete, our failure to lease unoccupied space in accordance with our projections, our failure to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, unanticipated costs to complete and lease-up pending developments, impairment charges, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, earthquakes and other natural disasters, the existence of complex regulations relating to the status of Brandywine Realty Trust as a REIT and to our acquisition, disposition and development activities, the adverse consequences of the failure of Brandywine Realty Trust to qualify as a REIT, the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, we caution readers not to place undue reliance on forward-looking statements.  We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Back to Contents

PART I
Item 1.  Business

General

Brandywine Operating Partnership, L.P. (the “Partnership’) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”, together with the Partnership referred to herein as “we”, “us” or “our”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets.  The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties.  The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of December 31, 2005, we owned 227 office properties, 23 industrial facilities and one mixed-use property (the “Properties”) containing an aggregate of approximately 19.6 million net rentable square feet.  As of December 31, 2005, we owned economic interests in nine unconsolidated real estate ventures that contain approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) and in two consolidated real estate ventures that own two office properties that contain approximately 0.2 million net rentable square feet.  In addition, as of December 31, 2005, we owned approximately 215 acres of undeveloped land.  The Properties are located in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia.  In addition to managing properties that we own, as of December 31, 2005, we were managing approximately 2.8 million net rentable square feet of office and industrial properties for third parties.

Acquisition of Prentiss Properties Trust

On January 5, 2006, we acquired Prentiss Properties Trust (“Prentiss”) under an Agreement and Plan of Merger (the “Merger Agreement”) that we entered into with Prentiss on October 3, 2005.  In conjunction with our acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for total consideration of approximately $747.7 million.  Through our acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss properties), we acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated real estate ventures and seven properties that are owned by unconsolidated real estate ventures) that contain an aggregate of 14.0 million net rentable square feet.

Subsequent to our acquisition of Prentiss and the related sale of properties to Prudential, we sold seven properties that contain an aggregate of 1.4 million net rentable square feet and purchased one property that contains an aggregate of 0.09 million net rentable square feet.  As of March 13, 2006, our total portfolio was comprised of 279 office properties, 24 industrial facilities and one mixed-use property that contain an aggregate of 29.8 million net rentable square feet.

In our acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Company common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 of the Company’s common shares.  In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in Prentiss’s operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 of our Class A Units (“Class A Units”).  Accordingly, based on 49,375,723 Prentiss common shares outstanding at closing of the acquisition, the Company issued 34,446,446 of common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders.  Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, we issued 2,170,047 Class A Units.  In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 of the Company’s common shares at a weighted average exercise price of $22.00 per share.

The Company contributed to the Partnership the common shares issued in the merger. In exchange for each Company common share so contributed, the Partnership issued to the Company a common unit.

Back to Contents

Through our acquisition of Prentiss we also assumed approximately $647.3 million in aggregate principal amount of Prentiss debt.

Each Class A Unit that we issued in the merger is subject to redemption at the option of the holder. The Company may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one of the Company’s common shares (based on the prior ten-day trading average) or for one of the Company’s common shares.  The Class A Units issued in the merger were not registered under the Securities Act of 1933, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

We funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matures on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under our revolving credit facility.

2005 Transactions

Real Estate Acquisitions/Dispositions

In January 2005, we acquired a 5.3 acre land parcel in Radnor, Pennsylvania for a purchase price of $6.5 million and a 1.6 acre land parcel in New Castle, Delaware for a purchase price of $5.1 million.

In April 2005, we acquired 1130 Commerce Boulevard, a property totaling 385,884 square feet in Swedesboro, New Jersey for a purchase price of $16.2 million.  This property was sold in July 2005 for a sales price of $19.2 million.

In April 2005, we also acquired a 1.0 acre land parcel in Plymouth Meeting, Pennsylvania for a purchase price of $1.9 million.

In June 2005, we acquired a 20.5 acre land parcel in Plymouth Meeting, Pennsylvania for a purchase price of $12.2 million.

In August 2005, we acquired a 3.4 acre land parcel in Upper Macungie, Pennsylvania for a purchase price of $0.5 million.

In August 2005, we sold three land parcels totaling 18.0 acres in East Goshen, Pennsylvania for a sales price of $11.0 million.

In September 2005, we acquired a 4.6 acre land parcel in Richmond, Virginia for a purchase price of $0.5 million.  We also acquired 1 West Elm Street, a property totaling 97,737 square feet in West Conshohocken, Pennsylvania, for a purchase price of $18.8 million and 101 West Elm Street, a property totaling 185,774 square feet in West Conshohocken, Pennsylvania, for a purchase price of $33.0 million.

Debt Financings

In December 2005, we replaced our then existing credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option.  We may elect to increase the Credit Facility to $800 million subject to the absence of any defaults and our ability to acquire additional commitments from existing or new lenders.  The Credit Facility generally bears interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured debt rating.

In December 2005, we issued $300.0 million of 5.625% unsecured notes due 2010 (the “2010 Notes”) in an underwritten public offering.  We received net proceeds, after discounts and financing fees, of approximately $298.2 million.  The Company has fully and unconditionally guaranteed the payment of principal and interest on the 2010 Notes.  In anticipation of the issuance of the 2010 Notes, we entered into forward starting swaps with notional amounts totaling $125.0 million, a five year expiration and a fixed rate

Back to Contents

of 4.9%.  Upon issuance of the 2010 Notes, we terminated the forward starting swaps at a total benefit of $0.2 million that will be amortized to interest expense over the life of the 2010 Notes.  We used the net proceeds of the 2010 Notes to pay down a potion of the amount outstanding on our Credit Facility.

In October 2005, in anticipation of an offering of ten year notes during 2006, we entered into forward starting swaps.  The forward starting swaps are designated as cash flow hedges of interest rate risk and qualify for hedge accounting.  The forward starting swaps are for notional amounts totaling $125.0 million for an expiration of ten years at an all-in-rate of 5.1%.  The fair value of the forward starting swaps at December 31, 2005 is a liability of approximately $0.7 million and is recorded as a component of accumulated other comprehensive loss and other liabilities in the accompanying consolidated balance sheet.

Organization

We were formed as a Delaware limited partnership and are controlled by the Company, our sole general partner.

The Company was organized and commenced its operations in 1986 as a Maryland REIT.  As of December 31, 2005, the Company owned approximately 96.7% of our outstanding partnership units, excluding our Preferred Mirror Units.  In exchange for the proceeds received in corresponding offerings by the Company of preferred shares of beneficial interest, the Partnership has issued to the Company a corresponding amount of Preferred Mirror Partnership Units with terms consistent with that of the preferred securities issued by the Company. The Company’s structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.

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

As of the date of this Form 10-K, we have the following classes of units (“Units” or “Partnership Units”) of partnership interest outstanding: units of Class A Limited Partnership Interest (“Class A Units”), units of General Partnership Interest (“GP Units”), Series D Preferred Mirror Units and Series E Preferred Mirror Units.  Collectively, the GP Units and the Class A Units are referred to as Common Partnership Units.  As of the date of this Form 10-K, there are 5,919,766 Class A Units outstanding, 4,115,314 of which are owned by outside limited partners and the balance of which are owned by the Company, and 89,405,783 GP Units outstanding, all of which are owned the Company.  In addition, the Company owns all of the Series D Preferred Mirror Units and Series E Preferred Mirror Units.  The Company, as a holder of GP Units and Class A Units, as well as other holders of Class A Units, are entitled to share in cash distributions from, and in profits and losses of, the Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the Series D Preferred Mirror Units and Series E Preferred Mirror Units.

Pursuant to our partnership agreement we are obligated to redeem the Class A Units, other than those held by the Company, tendered for redemption, for cash or Common Shares of the Company, at the option of the Company.

The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50 million, or $25.00 per unit.  Cumulative distributions on the Series D Preferred Mirror Units are payable quarterly at an annualized rate of 7.50% of the liquidation preference.  In the event that any of the Series C Preferred Shares of the Company are redeemed, which may occur at the option of the Company at any time on or after December 30, 2008, then an equivalent number of Series D Preferred Mirror Units will be redeemed.

The 2,300,000 Series E Preferred Mirror Units outstanding have an aggregate liquidation preference of $57.5 million, or $25.00 per unit.  Cumulative distributions on the Series E Preferred Mirror Units are payable quarterly at an annualized rate of 7.375% of the liquidation preference. In the event that any of the Series D Preferred Shares of the Company are redeemed, which may occur at the option of the Company at any time on or after February 27, 2009, then an equivalent number of Series E Preferred Mirror Units will be redeemed.

Our executive offices and our Pennsylvania regional offices are located at 401 Plymouth Road, Suite 500, Plymouth Meeting, Pennsylvania 19462 and our telephone number is (610) 325-5600.  We also have regional offices in Mount Laurel, New Jersey; Philadelphia, Pennsylvania; Richmond, Virginia; Falls Church, Virginia; Austin, Texas; Dallas, Texas; Oakland, California; and Carlsbad, California.

Back to Contents

The Company has an internet website at www.brandywinerealty.com.  We are not incorporating by reference into this Form 10-K any material from our website.  The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

Business Objective

Our business objective is to deploy capital effectively to maximize return on investment.  To accomplish this objective we seek to:

•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as below-market leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	increase the economic diversification of our tenant base while maximizing economies of scale;

•	as warranted by market conditions, deploy our land inventory and seek new land parcels on which to develop high-quality office and industrial properties to service our tenant base;

•	capitalize on our redevelopment expertise to selectively acquire, redevelop and reposition properties in desirable locations;

•
acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected markets that we expect will experience economic growth and provide barriers to entry;

•	explore alternative capital investment strategies including joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources; and

•	utilize our reputation as a full-service real estate development and management organization to identify new business opportunities that will expand our business and create long-term value.

We expect to continue to concentrate our real estate activities in carefully selected markets where we believe that:

•
barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space;

•	current and projected market rents and absorption statistics justify construction activity;

•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies; and

•	there is potential for economic growth, with particular focus on job growth and industry diversification

Policies With Respect To Certain Activities

The following is a discussion of our investment, financing and other policies.  These policies have been determined by the Company’s Board of Trustees and the Board may revise these policies without a vote of our limited partners or shareholders of the Company.

Back to Contents

Investments in Real Estate or Interests in Real Estate

We may develop, purchase or lease income-producing properties for long-term investment, expand and improve the properties presently owned or other properties purchased, or sell such properties, in whole or in part, as circumstances warrant.   Although there is no limitation on the types of development activities that we may undertake, we expect that our development activities will generally be on a build-to-suit basis for particular tenants, or where a significant portion of the building is pre-leased before construction begins.  We may also participate with other entities in property ownership through joint ventures or other types of co-ownership. Our equity investments may be subject to existing or future mortgage financing and other indebtedness that will have priority over our equity investments.

Securities of or Interests in Entities Primarily Engaged in Real Estate Activities and Other Issuers

Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification of the Company, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers.  We may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property.  We do not currently intend to invest in the securities of other issuers except in connection with joint ventures or acquisitions of indirect interests in properties.

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, in the discretion of management or of the Board of Trustees of the Company, invest in other types of equity real estate investments, mortgages and other real estate interests.  We do not presently intend to invest to a significant extent in mortgages or deeds of trust, but may invest in participating mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property securing a mortgage.

Dispositions

Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by management or the Company’s Board of Trustees that a disposition would be in our best interests.

Financing Policies

As a general policy, we intend, but are not obligated, to maintain a long-term average debt-to-market capitalization ratio of no more than 50%.  Our mortgages, credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness.  The Company’s charter documents and our partnership agreement do not limit the amount or percentage of indebtedness that we may incur.  We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole.

We consider a number of factors when evaluating our level of indebtedness and whether to incur additional indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing, the ability of particular properties and our company as a whole to generate cash flow to cover expected debt service and prevailing interest rates.

Working Capital Reserves

We maintain working capital reserves and access to borrowings in amounts that our management determines to be adequate to meet our normal contingencies.

Back to Contents

Policies with Respect to Other Activities

We expect the Company to issue additional common and preferred shares of beneficial interest in the future, and in turn we may issue additional common and preferred units of limited partnership interest to the Company, or to persons who contribute their direct or indirect interests in properties to us in exchange for such units.  We have not engaged in trading, underwriting or agency distribution or sale of securities of unaffiliated issuers and we do not intend to do so.  At all times, we intend to make investments in such a manner as to maintain the Company’s qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), the Company’s Board of Trustees determines that it is no longer in the Company’s best interests to qualify as a REIT.  We may make loans to third parties, including to joint ventures in which we participate.  We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act of 1940.

Management Activities

As of December 31, 2005, we conduct our third-party real estate management services business primarily through two management companies, Brandywine Realty Services Corporation (“BRSCO”) and BTRS, Inc., each of which is a taxable REIT subsidiary.  We own a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees.  We own 100% of BTRS, Inc.  The management companies were managing properties containing an aggregate of approximately 23.2 million net rentable square feet, of which approximately 19.6 million net rentable square feet related to Properties owned by us and approximately 3.6 million net rentable square feet related to properties owned by third parties and certain of the Real Estate Ventures.

Geographic Segments

As of December 31, 2005 we managed our portfolio of Properties within five segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban and (5) Virginia.   The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the suburbs of Philadelphia, Pennsylvania.  The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties.  The New Jersey segment includes properties in Bucks County, Pennsylvania and counties in the southern part of New Jersey, including Burlington, Camden and Mercer counties.  The Urban segment includes properties within the city of Philadelphia, Pennsylvania and in the state of Delaware.  The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina.

On January 5, 2006, in the Prentiss acquisition, we acquired properties in the Mid-Atlantic United States, Texas and California.

Competition

The real estate business is highly competitive.  Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements.  We also face competition when attempting to acquire or develop real estate, including competition from domestic and foreign financial institutions, REIT’s, life insurance companies, pension funds, partnerships and individual investors.  Additionally, our ability to compete depends upon, among other factors, trends in the economies of our markets, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, land availability, satisfactory completion of construction approvals, taxes, governmental regulations, legislation and population trends.

Back to Contents

Employees

As of December 31, 2005, we had 300 full-time employees, including 14 union employees.

Government Regulations Relating to the Environment

Many laws and governmental regulations relating to the environment are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our Properties.  Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties.  We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant.  Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report.  These assessments do not generally include any soil samplings or subsurface investigations.  Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials.  For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.  See Note 2, included in the footnotes to our consolidated financial statements for our evaluation in accordance with FIN 47, Accounting for Conditional Asset Retirement Obligations.

Historical operations at or near some of the properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination.  We are not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability.  However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our properties may be affected in the future by tenants, third parties or the condition of land or operations near our properties, such as the presence of underground storage tanks.  We cannot be certain that costs of future environmental compliance will not affect our ability to make distributions to our partners.

Use of hazardous materials by some of our tenants.  Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations.  Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities.  We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities.  These tenants are primarily involved in the life sciences and the light industrial and warehouse business.  We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

Costs related to government regulation and private litigation over environmental matters.  Under applicable environmental laws and regulations, we may be liable for the costs or removal, remediation or disposal of certain hazardous or toxic substances present or released on our properties.  These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence or release of the hazardous materials.  Government investigations and remediation actions may have substantial costs and the presence or release of hazardous substances on a property could result in governmental cleanup actions, personal injury or similar claims by private plaintiffs

Potential environmental liabilities may exceed our environmental insurance coverage limits.  We carry what our management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites

Back to Contents

identified in the environmental site assessments.  The policy is subject to various terms, conditions, qualifications and limitations of coverage.  Therefore, we cannot provide any assurance that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, and cash flows, and our ability to satisfy our debt service obligations and to make distributions to partners.

Other

We do not have any foreign operations and our business is not seasonal.  Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2005 revenue.

Code of Conduct

Together with the Company, we maintain a Code of Business Conduct and Ethics applicable to the Company’s Board and all of its officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  A copy of the Code of Business Conduct and Ethics is available on the Company’s website, www.brandywinerealty.com.  In addition to being accessible through the Company’s website, copies of the Code of Business Conduct and Ethics can be obtained, free of charge, upon written request to Investor Relations, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA  19462.  Any amendments to or waivers of the Code of Business Conduct and Ethics that apply to the principal executive officer, the principal financial officer, the principal accounting officer, the controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K will be disclosed on the website.  The reference to the website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC.  Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is http://www.sec.gov.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on the Company’s Internet web site, http://www.brandywinerealty.com, as soon as reasonably practicable after they are filed electronically with the SEC.  Copies are also available, without charge, from Secretary, Brandywine Realty Trust, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462.

Item 1A.  Risk Factors

Our performance is subject to risks associated with our properties and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to make distributions to our partners will be adversely affected.  Events or conditions beyond our control that may adversely affect our operations or the value of our properties include:

•	downturns in the national, regional and local economic climate;

•	competition from other office, industrial and commercial buildings;

Back to Contents

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

We intend to continue to develop properties where market conditions warrant such investment.  Once made, these investments may not produce results in accordance with our expectations.  Risks associated with our development and construction activities include:

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

Back to Contents

We may not successfully integrate our historic operations with those of Prentiss and the intended benefits of our acquisition of Prentiss may not be realized.

Our January 2006 acquisition of Prentiss presents challenges to management, including the integration of our historic operations, properties and personnel with those of Prentiss.  The acquisition also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of the combined companies.  Any difficulties that our combined company encounters in the transition and integration processes, and any level of integration that is not successfully achieved, could have an adverse effect on our revenue, level of expenses and operating results.  We may also experience operational interruptions or the loss of key employees, tenants and customers.  As a result, notwithstanding our expectations, we may not realize any of the anticipated benefits or cost savings of the Prentiss acquisition.

We face risks associated with property acquisitions.

We have in the past acquired, and intend in the future to acquire, properties and portfolios of properties, including large portfolios, such as our acquisition of Prentiss Properties Trust, that would increase our size and potentially alter our capital structure.  Although we believe that the acquisitions that we have completed in the past and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:

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

We have agreed not to sell some of our properties for varying periods of time, in transactions that would trigger taxable income to the former owners, and we may enter into similar arrangements as a part of future property acquisitions.  One of these tax protection agreements is with one of our current trustees.  These agreements generally provide that we may dispose of the subject properties only in transactions that qualify

Back to Contents

as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions.  Such transactions can be difficult to complete and can result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the disposed of property.  Violation of these tax protection agreements would impose significant costs on us.  As a result, we are restricted with respect to decisions with respect to financing, encumbering, expanding or selling of these properties.

We may be unable to renew leases or re-lease space as leases expire.

If tenants do not renew their leases upon expiration, we may be unable to re-lease the space.  Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than current lease terms.  Certain leases grant the tenants an early termination right upon payment of a termination penalty.

We face significant competition from other real estate developers.

We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities.  Some of these competitors have significantly greater financial resources than we have.  Such competition may reduce the number of suitable investment opportunities offered to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates, reducing our bargaining leverage and adversely affecting our ability to improve our operating leverage.  In addition, some of our competitors may be willing (because their properties may have vacancy rates higher than those for our properties) to make space available at lower prices than available space in our properties or for other reasons.  We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to partners.

Changes in market conditions including capitalization rates applied in real estate acquisitions could impact our ability to grow through acquisitions.

We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive.  We compete with numerous property owners for the acquisition of real estate properties.  Some of these competitors may be willing to accept lower yields on their investments impacting our ability to acquire real estate assets and thus limit our external growth.  We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to partners.

Property ownership through joint ventures may limit our ability to act exclusively in our interest.

We develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures.   As of December 31, 2005, we had investments in nine unconsolidated real estate ventures and two additional real estate ventures that are consolidated in our financial statements.  Our investments in the nine unconsolidated real estate ventures aggregated approximately $13.3 million (net of returns of investment amounts) as of December 31, 2005.  We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property.  Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property.  In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest.  If the objectives of our joint venture partners are inconsistent with our own objections, we will not be able to act exclusively in our interests.

Because real estate is illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally, and in particular large office and industrial properties like those that we own, often cannot be sold quickly.  Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions.  In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than four years without resulting in adverse consequences to our partners.  Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in often have a low tax

Back to Contents

basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to the Company’s shareholders and this could, in turn, impact our cash flow.   In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs.  In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties.  All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to partners as well as the ability of someone to purchase us, even if a purchase were in our partners’ best interests.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

If one or more of our tenants were to experience financial difficulties, including bankruptcy, insolvency or a general downturn of business, there could be an adverse effect on our financial performance and distributions to partners.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages.  Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of any such unsecured claims that we might hold.

Some potential losses are not covered by insurance.

We currently carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate.  There are, however, types of losses, such as lease and other contract claims and terrorism and acts of war that generally are not insured.  We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices.  In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property.  In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.  We cannot assure you that material losses in excess of insurance proceeds will not occur in the future.  If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property.  Such events could adversely affect our cash flow and ability to make distributions to partners.

Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.

Terrorist attacks against our properties, or against the United States or our interests, may negatively impact our operations and the value of our securities.  Attacks or armed conflicts could result in increased operating costs; for example, it might cost more in the future for building security, property/casualty and liability insurance, and property maintenance.  As a result of terrorist activities and other market conditions, the cost of insurance coverage for our properties could also increase.  We might not be able to pass along the increased costs associated with such increased security measures and insurance to our tenants, which could reduce our profitability and cash flow.  Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy.

Back to Contents

Such adverse economic conditions could affect the ability of our tenants to pay rent and our costs of capitals, which could have a negative impact on our results.

Our ability to make distributions is subject to various risks.

Historically, we have paid quarterly distributions to our partners.  Our ability to make distributions in the future will depend upon:

•	the operational and financial performance of our properties;

•	capital expenditures with respect to existing and newly acquired properties;

•	general and administrative costs associated with our operation as a publicly-held REIT;

•	the amount of, and the interest rates on, our debt; and

•	the absence of significant expenditures relating to environmental and other regulatory matters.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to partners.

Changes in the law may adversely affect our cash flow.

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to partners.  Our properties are also subject to various regulatory requirements, such as those relating to the environment, fire and safety.  Our failure to comply with these requirements could result in the imposition of fines and damage awards and default under some of our tenant leases.  Moreover, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions.  Although we believe that our properties are in material compliance with all such requirements, we cannot assure you that these requirements will not change or that newly imposed requirements will not require significant expenditures.

The terms and covenants relating to our indebtedness could adversely impact our economic performance.

Like other real estate companies which incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.  If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to partners at expected levels or at all.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to partners.  If we do not meet our debt service obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.

Our credit facilities and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain.  Our ability to borrow under our credit facilities is (and any new or amended facility will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the credit facilities and indenture and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

Back to Contents

Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to partners.  Rising interest rates could also restrict our ability to refinance existing debt when it matures.  In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions.  We have entered into and may, from time to time, enter into agreements such as interest rate hedges, swaps, floors, caps and other interest rate hedging contracts with respect to a portion of our variable rate debt.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity shares or debt securities.

Our degree of leverage could affect our ability to obtain additional financing for working capital expenditures, development, acquisitions or other general corporate purposes.  Our senior unsecured debt is currently rated investment grade by the three major rating agencies.  We cannot, however, assure you that we will be able to maintain this rating.  In the event that our unsecured debt is downgraded from the current rating, we would likely incur higher borrowing costs and the market prices of the Company’s common shares and debt securities might decline.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

We will need to replace, at or before maturity, the term loan facility that we used to finance a portion of the cash component of our acquisition of Prentiss.

We obtained a 364-day unsecured $750 million term loan to finance a portion of the cash component of our acquisition of Prentiss.  We may incur increased interest costs on indebtedness that replaces this facility due to higher interest costs of longer-term debt.  The interest rate on the replacement indebtedness will depend on prevailing market conditions at the time.

Potential liability for environmental contamination could result in substantial costs.

Under various federal, state and local laws, ordinances and regulations, we may be liable for the costs to investigate and remove or remediate hazardous or toxic substances on or in our properties, often regardless of whether we know of or are responsible for the presence of these substances.  These costs may be substantial.  Also, if hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent the property or to borrow using that property as collateral may be adversely affected.

Additionally, we develop, manage, lease and/or operate various properties for third parties.  Consequently, we may be considered to have been or to be an operator of these properties and, therefore, potentially liable for removal or remediation costs or other potential costs that could relate to hazardous or toxic substances.

An earthquake could adversely affect our business.

Some of our properties are located in California which is a high risk geographical area for earthquakes.  Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business.  We maintain earthquake insurance for our California properties and the resulting business interruption.  We cannot assure you that our insurance will be sufficient if there is a major earthquake.

Americans with Disabilities Act compliance could be costly.

The Americans with Disabilities Act of 1990 (“ADA”) requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons.  Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations.  Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses.  Although we believe that our properties are in material

Back to Contents

compliance with present requirements, noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us.  In addition, changes to existing requirements or enactments of new requirements could require significant expenditures.  Such costs may adversely affect our cash flow and ability to make distributions to partners.

The Company’s status as a REIT is dependent on compliance with federal income tax requirements.

If the Company (or any of our REIT subsidiaries, including those acquired in the Prentiss merger) fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates.  Also, unless the IRS granted the Company relief under certain statutory provisions, the Company would remain disqualified as a REIT for four years following the year it first failed to qualify.  If the Company failed to qualify as a REIT, it would be required to pay significant income taxes which would directly and adversely impact the Partnership and substantially reduce funds available for distribution.  This would likely have a material adverse effect on the value of our securities.

Our failure (or a subsidiary partnership) to be treated as a partnership would have serious adverse consequences to holders of our Units.  If the IRS were to successfully challenge our tax status or the status of any of our subsidiary partnerships for federal income tax purposes, we or the affected subsidiary partnership would be taxable as a corporation.  In such event, the Company would cease to qualify as a REIT and the imposition of a corporate tax on the Partnership or a subsidiary partnership would reduce the amount of cash available for distribution from such partnership to us, our Unit holders and holders of other of our securities.  This would directly and adversely impact us and substantially reduce the funds available for payment of distributions.

Even if the Company qualifies as a REIT, it will be required to pay certain federal, state and local taxes on its income and properties.  In addition, the Management Company will be subject to federal, state and local income tax at regular corporate rates on its net taxable income derived its management, leasing and related service business.  If  we have net income from a prohibited transaction, such income will be subject to a 100% tax.

We face possible state and local tax audits.

Because the Company is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but is subject to certain state and local taxes.  In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits.  Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue.  Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material.  However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Competition for skilled personnel could increase labor costs.

We compete with various other companies in attracting and retaining qualified and skilled personnel.  We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our company.  Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  We may not be able to offset such added costs by increasing the rates we charge tenants.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

We are dependent upon our key personnel.

We are dependent upon our key personnel whose continued service is not guaranteed.  We are dependent on our executive officers for strategic business direction and real estate experience.  In connection with the acquisition of Prentiss, we entered into employment agreements with several former officers of Prentiss.

Back to Contents

Although we believe that we could find replacements for these key personnel (including the former Prentiss officers), loss of their services could adversely affect our operations.

Although we have an employment agreement with Gerard H. Sweeney, the President and Chief Executive Officer of the Company, for a term extending to May 7, 2008, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment.  We do not have key man life insurance coverage on our executive officers.

Certain limitations will exist with respect to a third party’s ability to acquire the Company or effectuate a change in control.

Limitations imposed to protect the Company’s REIT status.  In order to protect the Company against loss of its REIT status, its Declaration of Trust limits any shareholder from owning more than 9.8% in value of our outstanding shares, subject to certain exceptions.  The ownership limit may have the effect of precluding acquisition of control of the Company.  If anyone acquires shares in excess of the ownership limit, the Company may:

•	consider the transfer to be null and void;

•	not reflect the transaction on our books;

•	institute legal action to stop the transaction;

•	not pay dividends or other distributions with respect to those shares;

•	not recognize any voting rights for those shares; and

•	consider the shares held in trust for the benefit of a person to whom such shares may be transferred.

Limitation due to the Company’s ability to issue preferred shares.  The Company’s Declaration of Trust authorizes its board of trustees to cause it to issue preferred shares, without limitation as to amount.  The Company’s board of trustees is able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in its shareholders’ best interests.

Limitation imposed by the Maryland Business Combination Law.  The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable.  An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of the Company’s then-outstanding voting shares.  Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder unless the board of trustees had approved the transaction before the party became an interested shareholder.  The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder.  Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares or unless the board of trustees approved the transaction before the party in question became an interested shareholder.  The business combination statute could have the effect of discouraging offers to acquire the Company and of increasing the difficulty of consummating any such offers, even if the acquisition would be in the best interest of the shareholders of the Company.

Maryland Control Share Acquisition Act.  Maryland law provides that “control shares” of a REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds

Back to Contents

of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act.  “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power.  Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval.  A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.  If voting rights or control shares acquired in a control share acquisition are not approved at a shareholder’s meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a shareholder’s meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights.  Any control shares acquired in a control share acquisition which are not exempt under the Company’s bylaws are subject to the Maryland Control Share Acquisition Act.  The Company’s bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of its shares.  There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The acquisition of new properties which lack operating history with us will give rise to difficulties in predicting revenue potential.

We will continue to acquire additional properties.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property up to the standards established for our intended market position, the performance of the property may be below expectations.  Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure you that the performance of properties acquired by us will increase or be maintained under our management.

Our performance is dependent upon the economic conditions of the markets in which our properties are located.

Our properties are located in the Mid-Atlantic, Southwest, Northern California and Southern California markets.  Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect cash available for distribution.  Our financial performance and ability to make distributions to our partners will be particularly sensitive to the economic conditions in these markets.  The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect revenues and the value of properties, including properties to be acquired or developed.  We cannot assure you that these local economies will grow in the future.

Back to Contents

Item 1B.  Unresolved Staff Comments
None

Item 2.  Properties

Property Acquisitions

We acquired the following properties during the year ended December 31, 2005:

Month of Acquisition	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet/ Acres	Purchase Price

					(in 000’s)
Industrial:
Apr-05	1130 Commerce Boulevard	Swedesboro, NJ	1	385,884	$16,207

	Total Industrial Properties Acquired		1	385,884	$16,207

Office:
Sep-05	1 West Elm Street	West Conshohocken, PA	1	97,737	$18,800
Sep-05	101West Elm Street	West Conshohocken, PA	1	185,774	33,000

	Total Office Properties Acquired		2	283,511	$51,800

Land Parcels:
Jan-05	200 Radnor Chester Road	Radnor, PA		5.3	$6,453
Jan-05	Two Christina	New Castle, DE		1.6	5,100
Apr-05	McAuliffe Land	Plymouth Meeting, PA		1.0	1,900
Jun-05	Danella Land	Plymouth Meeting, PA		20.5	12,150
Aug-05	Arcadia Land	Upper Macungie, PA		3.4	485
Sep-05	Paragon Land	Richmond, VA		4.6	450

	Total Land Acquired			36.4	$26,538

The purchase price above does not include transaction costs.

Development Properties Placed in Service

We placed in service the following properties during the year ended December 31, 2005:

Month Placed in Service	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet

Office:
Jan-05	6990 Snowdrift Road (Bldg B)	Allentown, PA	1	27,900
Aug-05	1000 Bishops Gate	Mount Laurel, NJ	1	53,446
Sep-05	1400 Howard Boulevard	Mount Laurel, NJ	1	75,590

	Total Properties Placed in Service		3	156,936

We place a property under development in service once a property reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier.

Back to Contents

Property Sales and Dispositions

We sold or disposed of the following properties during the year ended December 31, 2005:

Month of Sale	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet/ Acres	Sales/Disposition Price

					(in 000’s)
Industrial:
Jul-05	1130 Commerce Boulevard	Swedesboro, NJ	1	385,884	$19,200

	Total Office Properties Sold		1	385,884	$19,200

Land Parcels:
Aug-05	200 Applebrook	East Goshen, PA		6.0	$3,667
Aug-05	300 Applebrook	East Goshen, PA		6.0	3,667
Aug-05	400 Applebrook	East Goshen, PA		6.0	3,666

	Total Land Sold			18.0	$11,000

Properties

As of December 31, 2005, we owned 227 office properties, 23 industrial facilities and one mixed-use property that contained an aggregate of approximately 19.6 million net rentable square feet.  The properties are located in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia.  As of December 31, 2005, the Properties were approximately 92.3% leased to 1,249 tenants and had an average age of approximately 17.6 years.  The office properties are primarily two to three story suburban office buildings containing an average of approximately 80,646 net rentable square feet.  The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing.  We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which we believe are adequate.

Back to Contents

We had the following projects in development or redevelopment as of December 31, 2005:

Project Name	Location	Rentable Square Feet	% Leased as of 12/31/05		Estimated Project Completion Date	Projected In-Service Date (a)

Under Development:
Cira Centre	Philadelphia, PA	730,682	94%		Dec-05	Dec-06
Three Paragon	Richmond, VA	72,561	35%		Jun-06	Jun-07

		803,243

Under Redevelopment:
855 Springdale Drive	West Whiteland, PA	50,750	0%		Dec-05	Dec-06
500 Office Center Drive	Fort Washington, PA	101,303	45%		Oct-06	Oct-07
555 Lancaster Avenue	Radnor, PA	245,488	82	%(b)	May-06	May-07

		397,541

		1,200,784

(a)	Projected in-service date represents the earlier of (a) the date at which the property is estimated to be 95% occupied or (b) one year from the project completion date.
(b)	Includes the portion of the building we will occupy in the second quarter of 2006.

As of December 31, 2005, the above five projects accounted for $209.1 million of the $273.2 million of construction in process on our consolidated balance sheet.

As of December 31,2005, we expect our total investment in these five projects, including an estimate of the tenant improvement costs, to be approximately $263.1 million.

The first tenant of our Cira Centre development in Philadelphia, PA took occupancy on schedule in the fourth quarter of 2005.  The project was 94% leased (based on signed leases) as of December 31, 2005 with anticipated occupancy as follows:

Date	SF Occupied	% Occupancy

12/31/2005	218,565	29.9%
3/31/2006	393,144	53.7%
6/30/2006	547,536	74.8%
9/30/2006	567,682	77.6%
12/31/2006	689,397	94.2%

Back to Contents

The following table sets forth information with respect to our operating properties at December 31, 2005:

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

PENNSYLVANIA NORTH SEGMENT
100-300 Gundy Drive		Reading	PA	1970	452,902	99.9%	$7,048	$15.90
401 Plymouth Road		Plymouth Meeting	PA	2001	201,528	100.0%	5,998	30.76
300 Corporate Center Drive		Camp Hill	PA	1989	175,280	56.0%	1,245	15.27
111 Presidential Boulevard		Bala Cynwyd	PA	1974	172,654	94.3%	3,725	24.57
7535 Windsor Drive		Allentown	PA	1988	132,375	63.7%	1,076	14.19
100 Kachel Blvd		Reading	PA	1992	131,082	100.0%	2,960	22.21
501 Office Center Drive	(e)	Fort Washington	PA	1974	114,795	95.9%	1,476	19.34
7130 Ambassador Drive	(i)	Allentown	PA	1991	114,049	100.0%	430	4.50
7350 Tilghman Street		Allentown	PA	1987	111,500	100.0%	1,983	19.56
181 Washington Street	(h)	Conshohocken	PA	1999	115,122	97.1%	2,910	29.10
500 Office Center Drive	(e)	Fort Washington	PA	1974	101,303	45.0%	—	—
7450 Tilghman Street		Allentown	PA	1986	100,000	77.7%	1,405	20.18
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,175	89.0%	1,729	24.12
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,152	100.0%	2,411	30.90
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,925	99.5%	2,114	27.98
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,681	93.7%	2,155	29.81
200 Barr Harbour Drive	(h)	Conshohocken	PA	1998	86,422	95.1%	2,300	31.92
3331 Street Road -Greenwood Square		Bensalem	PA	1986	81,575	81.5%	1,363	19.47
One Progress Avenue		Horsham	PA	1986	79,204	100.0%	841	11.59
323 Norristown Road		Lower Gwyned	PA	1988	76,287	100.0%	1,425	18.22
160 - 180 West Germantown Pike		East Norriton	PA	1982	73,394	93.2%	1,196	18.37
500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	506	12.64
925 Harvest Drive		Blue Bell	PA	1990	63,559	76.3%	1,097	21.56
980 Harvest Drive		Blue Bell	PA	1988	62,379	91.8%	1,406	22.70
3329 Street Road -Greenwood Square		Bensalem	PA	1985	60,705	100.0%	1,149	19.66
200 Corporate Center Drive		Camp Hill	PA	1989	60,000	100.0%	1,051	16.81
321 Norristown Road		Lower Gwyned	PA	1971	59,994	100.0%	1,127	19.20
910 Harvest Drive		Blue Bell	PA	1990	52,611	75.0%	—	—
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	886	21.58
920 Harvest Drive		Blue Bell	PA	1990	51,894	47.6%	1,285	18.00
1155 Business Center Drive		Horsham	PA	1990	51,388	100.0%	710	19.00
800 Business Center Drive		Horsham	PA	1986	51,236	100.0%	598	15.33
7150 Windsor Drive		Allentown	PA	1988	49,420	89.3%	560	15.41
520 Virginia Drive		Fort Washington	PA	1987	48,122	0.0%	602	—
6575 Snowdrift Road		Allentown	PA	1988	47,091	37.8%	225	9.67
220 Commerce Drive		Fort Washington	PA	1985	46,080	72.6%	700	21.55
6990 Snowdrift Road (A)		Allentown	PA	2003	44,200	100.0%	763	17.16
7248 Tilghman Street		Allentown	PA	1987	43,782	75.2%	572	18.01
7360 Windsor Drive		Allentown	PA	2001	43,600	100.0%	935	24.45
300 Welsh Road - Building I		Horsham	PA	1980	40,042	90.9%	228	19.32
7310 Tilghman Street		Allentown	PA	1985	40,000	83.5%	448	17.90
150 Corporate Center Drive		Camp Hill	PA	1987	39,401	100.0%	702	18.40
755 Business Center Drive		Horsham	PA	1998	38,050	100.0%	576	24.70
7010 Snowdrift Road		Allentown	PA	1991	33,029	16.7%	171	17.29
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	70.4%	512	20.36

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

700 Business Center Drive		Horsham	PA	1986	30,773	100.0%	434	13.80
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	554	19.10
650 Dresher Road		Horsham	PA	1984	30,071	100.0%	684	22.75
655 Business Center Drive		Horsham	PA	1997	29,849	100.0%	372	20.43
630 Dresher Road		Horsham	PA	1987	28,894	100.0%	703	25.20
6990 Snowdrift Road (B)		Allentown	PA	2004	27,900	100.0%	234	17.37
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	90.1%	465	22.36
3333 Street Road -Greenwood Square		Bensalem	PA	1988	25,000	100.0%	539	23.14
800 Corporate Circle Drive		Harrisburg	PA	1979	24,862	77.7%	350	16.50
500 Nationwide Drive		Harrisburg	PA	1977	18,027	50.7%	181	19.25
600 Corporate Circle Drive		Harrisburg	PA	1978	17,858	100.0%	288	17.04
300 Welsh Road - Building II		Horsham	PA	1980	17,750	100.0%	386	22.82
2404 Park Drive		Harrisburg	PA	1983	11,000	100.0%	168	18.50
2401 Park Drive		Harrisburg	PA	1984	10,074	100.0%	183	17.96
George Kachel Farmhouse		Reading	PA	2000	1,664	100.0%	22	13.39
PENNSYLVANIA WEST SEGMENT
150 Radnor Chester Road	(f)	Radnor	PA	1983	335,458	61.0%	—	—
201 King of Prussia Road	(f)	Radnor	PA	2001	251,372	35.0%	—	—
555 Lancaster Avenue	(e)	Radnor	PA	1973	245,488	82.0%	—	—
101 West Elm Street		Conshochocken	PA	1999	185,774	70.9%	807	23.92
One Radnor Corporate Center		Radnor	PA	1998	185,166	94.0%	5,459	30.78
Four Radnor Corporate Center		Radnor	PA	1995	165,138	78.5%	2,852	20.74
Five Radnor Corporate Center		Radnor	PA	1998	164,577	87.7%	4,422	25.09
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	507	3.37
630 Allendale Road		King of Prussia	PA	2000	150,000	100.0%	2,846	24.64
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	96.6%	2,865	23.49
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	100.0%	2,677	21.18
400 Berwyn Park		Berwyn	PA	1999	124,182	100.0%	2,593	21.35
Three Radnor Corporate Center		Radnor	PA	1998	119,194	69.5%	2,636	28.51
101 Lindenwood Drive		Malvern	PA	1988	118,121	83.0%	2,127	19.90
300 Berwyn Park		Berwyn	PA	1989	109,919	91.0%	1,893	22.51
50 Swedesford Square		East Whiteland Twp.	PA	1986	109,800	0.0%	764	—
442 Creamery Way	(i)	Exton	PA	1991	104,500	100.0%	598	6.42
Two Radnor Corporate Center		Radnor	PA	1998	100,973	63.9%	2,179	34.27
1 West Elm Street		Conshohocken	PA	1999	97,737	100.0%	700	26.96
301 Lindenwood Drive		Malvern	PA	1984	97,624	82.7%	1,554	20.46
555 Croton Road		King of Prussia	PA	1999	96,909	100.0%	2,668	29.71
500 North Gulph Road		King Of Prussia	PA	1979	93,082	95.8%	1,323	20.76
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	100.0%	2,141	27.48
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	100.0%	1,227	21.97
1200 Swedsford Road		Berwyn	PA	1994	86,000	100.0%	2,111	27.25
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,842	7.83
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,415	33.97
1060 First Avenue		King Of Prussia	PA	1987	77,718	76.4%	984	15.40
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	580	8.62
1040 First Avenue		King Of Prussia	PA	1985	75,488	85.7%	1,038	17.08

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,402	25.12
1020 First Avenue		King Of Prussia	PA	1984	74,556	100.0%	1,642	22.53
1000 First Avenue		King Of Prussia	PA	1980	74,139	73.4%	1,412	22.45
436 Creamery Way		Exton	PA	1991	72,300	89.1%	606	13.70
130 Radnor Chester Road	(f)	Radnor	PA	1983	71,349	32.0%	—	—
170 Radnor Chester Road	(f)	Radnor	PA	1983	69,787	0.0%	—	—
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,460	24.51
575 East Swedesford Road		Wayne	PA	1985	66,503	100.0%	1,750	31.57
429 Creamery Way		Exton	PA	1996	63,420	100.0%	760	14.56
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	100.0%	1,380	26.47
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	183	17.10
1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,817	30.59
1160 Swedesford Road		Berwyn	PA	1986	60,099	91.7%	1,308	25.30
100 Berwyn Park		Berwyn	PA	1986	57,731	97.1%	977	20.45
440 Creamery Way		Exton	PA	1991	57,218	60.9%	313	11.91
640 Allendale Road	(i)	King of Prussia	PA	2000	56,034	100.0%	350	9.08
565 East Swedesford Road		Wayne	PA	1984	55,789	98.6%	1,165	24.89
650 Park Avenue		King Of Prussia	PA	1968	54,338	97.1%	509	12.24
680 Allendale Road		King Of Prussia	PA	1962	52,528	100.0%	544	12.73
486 Thomas Jones Way		Exton	PA	1990	51,372	84.1%	715	19.18
855 Springdale Drive	(e)	Exton	PA	1986	50,750	0.0%	—	—
660 Allendale Road	(i)	King of Prussia	PA	1962	50,635	100.0%	365	9.01
875 First Avenue		King Of Prussia	PA	1966	50,000	100.0%	1,038	20.11
630 Clark Avenue		King Of Prussia	PA	1960	50,000	100.0%	301	7.11
620 Allendale Road		King Of Prussia	PA	1961	50,000	100.0%	978	20.17
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	707	11.25
479 Thomas Jones Way		Exton	PA	1988	49,264	87.3%	680	16.95
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,224	27.28
11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,077	24.17
456 Creamery Way		Exton	PA	1987	47,604	100.0%	364	7.87
110 Summit Drive		Exton	PA	1985	43,660	100.0%	397	13.01
585 East Swedesford Road		Wayne	PA	1998	43,635	100.0%	1,259	30.35
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	29.74
467 Creamery Way		Exton	PA	1988	42,000	100.0%	558	17.01
1336 Enterprise Drive		West Goshen	PA	1989	39,330	100.0%	796	21.72
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	530	16.14
412 Creamery Way		Exton	PA	1999	38,098	77.3%	709	22.66
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	796	22.74
457 Creamery Way		Exton	PA	1990	36,019	100.0%	281	7.86
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	550	19.52
300 Lindenwood Drive		Malvern	PA	1991	33,000	100.0%	747	23.47
468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	543	19.21
1700 Paoli Pike		Malvern	PA	2000	28,000	100.0%	505	19.25
2490 Boulevard of the Generals		King Of Prussia	PA	1975	20,600	100.0%	428	20.77
481 John Young Way		Exton	PA	1997	19,275	100.0%	405	21.95
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	319	19.02
748 Springdale Drive		Exton	PA	1986	13,950	100.0%	182	16.02

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

200 Lindenwood Drive		Malvern	PA	1984	12,600	65.3%	148	17.50
111 Arrandale Road		Exton	PA	1996	10,479	100.0%	191	21.84
NEW JERSEY SEGMENT
50 East State Street		Trenton	NJ	1989	305,884	91.3%	5,254	27.42
1009 Lenox Drive		Lawrenceville	NJ	1989	180,460	89.2%	4,228	29.10
10000 Midlantic Drive		Mt. Laurel	NJ	1990	179,098	99.6%	2,873	22.69
525 Lincoln Drive West		Marlton	NJ	1986	169,534	63.2%	2,708	23.82
33 West State Street		Trenton	NJ	1988	167,774	100.0%	2,990	28.56
Main Street - Plaza 1000		Voorhees	NJ	1988	162,364	94.7%	3,267	23.63
105 / 140 Terry Drive		Newtown	PA	1982	128,666	84.9%	1,650	15.80
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	100.0%	2,617	23.69
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	100.0%	2,039	22.82
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	87.4%	2,337	23.25
2000 Lenox Drive		Lawrenceville	NJ	2000	119,114	100.0%	3,200	29.08
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	100.0%	2,710	27.60
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,882	26.91
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	95.7%	2,016	22.32
100 Brandywine Boulevard		Newtown	PA	2002	102,000	100.0%	2,681	24.69
One South Union Place		Cherry Hill	NJ	1982	99,573	90.4%	1,549	21.54
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	100.0%	2,340	26.22
1000 Atrium Way		Mt. Laurel	NJ	1989	97,158	68.2%	1,135	15.72
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,278	74.1%	1,897	24.66
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	96.5%	1,466	23.45
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	85.2%	1,723	24.79
1007 Laurel Oak Road		Voorhees	NJ	1996	78,205	100.0%	621	7.94
10 Lake Center Drive		Marlton	NJ	1989	76,359	70.3%	1,457	19.84
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	95.8%	1,420	22.13
1400 Howard Boulevard		Mt. Laurel	NJ	1995	75,590	100.0%	478	17.00
Three Greentree Centre		Marlton	NJ	1984	69,300	86.9%	1,169	21.44
King & Harvard Avenue		Cherry Hill	NJ	1974	67,444	96.0%	1,334	19.39
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	100.0%	836	21.15
6 East Clementon Road		Gibbsboro	NJ	1980	66,236	100.0%	1,050	17.20
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	100.0%	1,285	21.48
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	100.0%	1,326	23.16
308 Harper Drive		Moorestown	NJ	1976	59,500	94.5%	1,130	21.89
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	94.2%	961	21.32
Two Greentree Centre		Marlton	NJ	1983	56,075	80.4%	955	22.95
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	100.0%	1,211	24.54
One Greentree Centre		Marlton	NJ	1982	55,838	100.0%	1,053	21.63
8000 Lincoln Drive		Marlton	NJ	1997	54,923	100.0%	478	17.68
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	89.3%	1,019	23.43
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,848	99.9%	967	21.59
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,446	94.2%	1,031	21.60
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,329	26.63
2 Foster Avenue	(i)	Gibbsboro	NJ	1974	50,761	100.0%	165	5.40
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	740	20.52

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

Five Eves Drive		Marlton	NJ	1986	45,564	100.0%	692	18.03
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	68.2%	646	21.76
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	720	17.19
30 Lake Center Drive		Marlton	NJ	1986	40,287	100.0%	812	21.20
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	100.0%	539	15.23
Two Eves Drive		Marlton	NJ	1987	37,532	83.9%	602	20.00
304 Harper Drive		Moorestown	NJ	1975	32,978	100.0%	637	21.69
Main Street - Promenade		Voorhees	NJ	1988	31,445	95.7%	449	17.28
Four B Eves Drive		Marlton	NJ	1987	27,011	82.8%	270	15.81
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	66.7%	150	13.39
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	38.5%	142	14.65
Four A Eves Drive		Marlton	NJ	1987	24,687	83.8%	360	16.49
1 Foster Avenue	(i)	Gibbsboro	NJ	1972	24,255	100.0%	62	4.69
4 Foster Avenue	(i)	Gibbsboro	NJ	1974	23,372	100.0%	151	9.68
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	100.0%	352	19.65
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	100.0%	259	15.65
305 Harper Drive		Moorestown	NJ	1979	14,980	100.0%	125	8.98
5 U.S. Avenue	(i)	Gibbsboro	NJ	1987	5,000	100.0%	22	4.40
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	145	47.01
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	7	—
URBAN SEGMENT
100 North 18th Street	(g)	Philadelphia	PA	1988	696,477	96.4%	19,688	29.74
130 North 18th Street		Philadelphia	PA	1998	594,361	100.0%	12,475	18.73
Philadelphia Marine Center	(d)	Philadelphia	PA	Various	181,900	100.0%	1,359	5.52
300 Delaware Avenue		Wilmington	DE	1989	310,652	87.0%	3,520	15.94
920 North King Street		Wilmington	DE	1989	203,088	100.0%	4,448	24.86
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,268	15.57
One Righter Parkway	(d)	Wilmington	DE	1989	104,828	100.0%	2,293	24.92
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	100.0%	1,919	22.70
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	18.10
100 Commerce Drive		Newark	DE	1989	62,787	93.8%	1,033	14.56
111/113 Pencader Drive		Newark	DE	1990	52,665	86.9%	439	12.42
VIRGINIA SEGMENT
600 East Main Street		Richmond	VA	1986	424,618	90.6%	6,338	19.04
300 Arboretum Place		Richmond	VA	1988	212,647	100.0%	3,758	17.86
6802 Paragon Place		Richmond	VA	1989	143,865	96.8%	2,186	16.28
2511 Brittons Hill Road	(i)	Richmond	VA	1987	132,548	100.0%	574	6.00
2100-2116 West Laburnam Avenue		Richmond	VA	1976	127,287	100.0%	1,922	15.79
1957 Westmoreland Street	(i)	Richmond	VA	1975	121,815	100.0%	533	5.31
2201-2245 Tomlynn Street	(i)	Richmond	VA	1989	85,860	100.0%	540	7.87
100 Gateway Centre Parkway		Richmond	VA	2001	74,585	100.0%	1,470	21.53
9011 Arboretum Parkway		Richmond	VA	1991	72,932	93.1%	1,246	17.51
4805 Lake Brooke Drive		Glen Allen	VA	1996	61,347	94.8%	883	15.27
9100 Arboretum Parkway		Richmond	VA	1988	57,838	97.7%	978	18.05
2812 Emerywood Parkway		Henrico	VA	1980	56,984	100.0%	837	15.19
2277 Dabney Road	(i)	Richmond	VA	1986	50,400	100.0%	258	6.97

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

9200 Arboretum Parkway		Richmond	VA	1988	49,542	100.0%	606	13.06
9210 Arboretum Parkway		Richmond	VA	1988	48,012	100.0%	640	13.43
2212-2224 Tomlynn Street		Richmond	VA	1985	45,353	100.0%	231	7.09
2221-2245 Dabney Road		Richmond	VA	1994	45,250	92.0%	275	8.28
2251 Dabney Road	(i)	Richmond	VA	1983	42,000	100.0%	213	4.03
2161-2179 Tomlynn Street		Richmond	VA	1985	41,550	100.0%	253	7.56
2256 Dabney Road	(i)	Richmond	VA	1982	33,600	100.0%	185	7.18
2246 Dabney Road	(i)	Richmond	VA	1987	33,271	100.0%	280	9.99
2244 Dabney Road	(i)	Richmond	VA	1993	33,050	100.0%	297	10.36
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%	418	13.86
2248 Dabney Road	(i)	Richmond	VA	1989	30,184	100.0%	194	8.44
2130-2146 Tomlynn Street		Richmond	VA	1988	29,700	100.0%	261	10.51
2120 Tomlyn Street	(i)	Richmond	VA	1986	23,850	100.0%	142	8.03
2240 Dabney Road	(i)	Richmond	VA	1984	15,389	100.0%	139	10.65
4364 South Alston Avenue		Durham	NC	1985	56,601	100.0%	1,132	19.75

TOTAL ALL PROPERTIES / WEIGHTED AVG.					19,801.900	92.3%	(e), (f)

Back to Contents

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2005 at the property by the aggregate net rentable square feet of the property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2005 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)
“Average Annualized Rental Rate” is calculated as follows:  (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2005 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2005 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2005.  In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2005 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	These properties are subject to a ground lease with a third party.

(e)	These properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(f)
These properties represent “lease-up” assets that were acquired in September 2004 as part of a portfolio acquisition.  The assets have an expected stabilization date of September 2007.  These properties are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(g)
We hold our interest in Two Logan Square (100 North 18th Street) primarily through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage.  Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(h)
Effective March 31, 2004, we consolidated these properties under the provisions of FIN 46R.  See “Real Estate Ventures” below. These properties are excluded from the percentage for Weighted Average Percentage Leased.

(i)	These properties are industrial facilities.

The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 2005, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations (excludes leases acquired in the Prentiss merger):

The references to financial notes in this table (i.e. (1)) are set off in their own column in order to keep numbers aligned.

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total

2006	338	2,125,819	$37,881,923	$17.82	11.1%	11.1%
2007	247	2,251,949	42,893,424	19.05	12.5%	23.6%
2008	237	2,179,389	43,881,874	20.13	12.8%	36.4%
2009	213	2,335,545	48,202,647	20.64	14.1%	50.5%
2010	207	2,528,639	55,474,787	21.94	16.2%	66.7%
2011	67	998,459	18,447,834	18.48	5.4%	72.1%
2012	38	893,866	19,178,028	21.46	5.6%	77.7%
2013	25	524,892	13,193,049	25.13	3.9%	81.6%
2014	33	844,020	14,488,496	17.17	4.2%	85.8%
2015	23	856,467	24,306,807	28.38	7.1%	92.9%
2016 and thereafter	25	1,257,192	24,483,464	19.47	7.1%	100.0%

	1,453	16,796,237	$342,432,333	$20.39	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Back to Contents

At December 31, 2005, the Properties were leased to 1,249 tenants that are engaged in a variety of businesses.  The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent as of December 31, 2005 (excludes leases acquired in the Prentiss merger):

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term in Months	Aggregate Square Feet Leased	Percentage of Aggregate Leased Square Feet	Annualized Escalated Rent (in 000 (b)	Percentage of Aggregate Annualized Escalated Rent

State of New Jersey	8	45	463,538	2.7%	$13,802	3.6%
Pepper Hamilton LLP	5	101	311,443	1.8%	11,209	2.9%
Dechert LLP	2	151	242,288	1.4%	8,002	2.1%
Drinker Biddle & Reath	2	99	218,743	1.3%	6,463	1.7%
Blank Rome LLP	1	193	223,886	1.3%	6,410	1.7%
Penske Truck Leasing	1	180	352,641	2.0%	6,050	1.6%
Computer Sciences	4	21	277,250	1.6%	5,712	1.5%
Verizon	5	20	237,126	1.4%	5,435	1.4%
Marsh USA, Inc.	2	43	145,566	0.8%	5,012	1.3%
Lockheed Martin	7	39	332,950	1.9%	4,407	1.2%
KPMG LLP	4	51	108,475	0.6%	4,374	1.1%
Omnicare Clinical Research	1	55	150,000	0.9%	4,034	1.1%
First Consulting Group	1	28	118,138	0.7%	3,994	1.0%
Parsons	1	51	172,939	1.0%	3,665	1.0%
ZLB Behring	1	22	143,025	0.8%	3,576	0.9%
Automotive Rentals	2	56	140,795	0.8%	3,358	0.9%
Hartford Life	3	24	149,899	0.9%	3,350	0.9%
Wilmington Finance	3	102	109,843	0.6%	3,271	0.9%
ICT Group	3	113	123,115	0.7%	3,209	0.8%
Sanofi-Aventis U.S., Inc.	1	56	80,000	0.5%	2,929	0.8%

Consolidated Total/Weighted Average	57	77	4,101,660	23.7%	$108,262	28.4%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)
Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2005 multiplied by 12.  Escalated Rent represents fixed base rental amounts plus tenant reimbursements which include payment of real estate taxes, operating expenses and common area maintenance and utility charges.  We estimate operating expense reimbursements based on historical amounts and comparable market data.

The following table sets forth the year-end occupancy percentages of our Properties for the last five years (based on Properties owned by us as of such year end dates and excluding four “lease-up” assets acquired as part of the TRC acquisition in September 2004):

Year ended December 31,	Occupancy %

2005	90.9%
2004	91.8%
2003	90.7%
2002	91.0%
2001	92.2%

Our occupancy percentage at December 31, 2005, including the four “lease-up” assets, was 88.9%.

Real Estate Ventures

As of December 31, 2005, we had an aggregate investment of approximately $13.3 million in nine unconsolidated Real Estate Ventures (net of returns of investment).  We formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties.  Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

Back to Contents

As of December 31, 2005, we also had investments in two real estate ventures that are considered to be variable interest entities under FIN 46R and of which we are the primary beneficiary.  The financial information for these two real estate ventures (Four and Six Tower Bridge) was consolidated into our consolidated financial statements effective March 31, 2004.  Prior to March 31, 2004, we accounted for our investment in these two real estate ventures under the equity method.

We account for our remaining non-controlling interests in the Real Estate Ventures using the equity method.  Non-controlling ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.  Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions.

As of December 31, 2005, we had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures.  We also provide customary environmental indemnities in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.

Item 3.  Legal Proceedings

We are involved from time to time in litigation, including in disputes with tenants and arising out of agreements to purchase or sell properties.  Given the nature of our business activities, we generally consider these lawsuits to be routine to the conduct of our business.  Because of the very nature of litigation, including its adversarial nature and the jury system, we cannot predict the result of any lawsuit.

Lawsuits have been brought against owners and managers of multifamily and office properties that assert claims of personal injury and property damage caused by the presence of mold in the properties.  We have been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold.  In 2005, one of these lawsuits was dismissed by way of summary judgment with prejudice.  The plaintiffs seek unspecified damages in the remaining lawsuit.  We referred this lawsuit to our environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is defending this claim.

Item 4.  Submission of Matters to a Vote of Security Holders

As we previously reported in our Current Report on Form 8-K filed with the SEC on December 23, 2005, on December 21, 2005, a special meeting of the Company’s shareholders was held to consider and vote on a proposal to approve the Company’s issuance of common shares under and as contemplated by the Agreement and Plan of Merger dated as of October 3, 2005 to which the Company and Prentiss Properties Trust and other signatories were parties.  At this meeting the Company’s shareholders approved the proposal.  We consummated the merger on January 5, 2006 and summarize the voting results below:

For	Against	Abstain	Shares Not Voted

41,894,629	3,382,190	106,572	11,111,818

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for our Units.  As of the date of this Form 10-K, there is one holder of record of the GP Units, the Company, and there are 54 holders of record of the Class A Units.

The following table sets forth the quarterly distributions per Common Partnership Unit declared by us with respect to each such period.

Back to Contents

December 31, 2005	$0.44
September 30, 2005	$0.44
June 30, 2005	$0.44
March 31, 2005	$0.44

December 31, 2004	$0.44
September 30, 2004	$0.44
June 30, 2004	$0.44
March 31, 2004	$0.44

In connection with our merger with Prentiss, the Company declared a dividend of $0.02 per common share on December 21, 2005, paid on January 17, 2006 to its shareholders of record on January 4, 2006 and we made a corresponding distribution of $0.02 per Common Partnership Unit on January 17, 2006.

We currently intend to continue to make regular quarterly distributions to holders of our Common Partnership Units.  Any future distributions will be declared at the discretion of the Board of Trustees of the Company, and will depend on our cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Trustees may deem relevant.

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

As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.  The maximum number of Units that we are obligated to issue declines monthly and, as of December 31, 2005, the maximum balance payable under this arrangement was $5.1 million, with no amount currently due.

Back to Contents

The following table provides information as of December 31, 2005 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,276,722	$26.82 (2)	2,743,581
Equity compensation plans not approved by security holders	—	—	—
Total	1,276,722	$26.82 (2)	2,743,581

(1)
Relates to the Company’s Amended and Restated 1997 Long-Term Incentive Plan.  Under the Company’s Amended and Restated 1997 Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Trustees may award restricted common shares, options to acquire common shares and performance units or other instruments that have a value tied to the Company’s common shares.  In May 2005, the Company’s shareholders authorized an increase to the number of common shares that may be issued or subject to award under the Plan, from 5,000,000 to 6,600,000.  The May 2005 amendment provides that 500,000 of the shares under the Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of the Company’s common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the Plan.  As part of the 2006 acquisition of Prentiss, the Company assumed Prentiss’s three share incentive plans.  We have attached copies of these plans as exhibits to a Current Report on Form 8-K that the Company filed on January 10, 2006.

(2)	Weighted-average exercise price of outstanding options; excludes the Company’s restricted common shares.

During the year ended December 31, 2005, we repurchased 116,192 Class A Units at an average price of $31.44 per Class A Unit.

Back to Contents

The following table presents information related to the Company’s share repurchase program:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

				(in thousands)
October 2005	—	$—	—	762
November 2005	—	—	—	762
December 2005	—	—	—	762

Total	—		—

The amounts presented in column (d) in the above table represent activity related only to our 4.0 million share repurchase program. No time limit has been placed on the duration of the share repurchase program. As of December 31, 2005, we have purchased $56.8 million related to this program.

Back to Contents

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.  The selected data have been revised to reflect the reclassification of losses from early extinguishments of debt, in accordance with SFAS No. 145, and the disposition of all properties since January 1, 2002, which have been reclassified as discontinued operations for all periods presented in accordance with SFAS No. 144.

(in thousands, except per common share data and number of properties)

Year Ended December 31,	2005		2004	2003	2002	2001

Operating Results
Total revenue	$391,460		$325,221	$303,089	$288,334	$267,052
Income from continuing operations	41,976		60,281	85,126	57,018	28,244
Net income	44,013		63,081	96,467	73,136	42,344
Income from continuing operations per Common Partnership Unit
Basic	$0.59		$1.09	$1.14	$0.98	$0.21
Diluted	$0.58		$1.09	$1.13	$0.97	$0.21
Earnings per Common Partnership Units
Basic	$0.62		$1.15	$1.43	$1.41	$0.58
Diluted	$0.62		$1.14	$1.43	$1.40	$0.58
Cash distributions declared per Common Partnership Units	$1.78	(a)	$1.76	$1.76	$1.76	$1.70
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$2,541,486		$2,363,865	$1,695,355	$1,745,981	$1,812,909
Total assets	2,805,745		2,633,984	1,855,776	1,919,288	1,960,203
Total indebtedness	1,521,384		1,306,669	867,659	1,004,729	1,009,165
Total liabilities	1,662,967		1,443,934	951,484	1,098,846	1,109,266
Series B Preferred Units	—		—	97,500	97,500	97,500
Redeemable limited partnership units	54,300		60,586	46,505	38,984	45,335
Partners’ equity	1,088,478		1,129,464	760,287	683,958	708,102
Other Data
Cash flows from:
Operating activities	125,147		152,890	118,793	128,836	152,040
Investing activities	(252,417)		(682,652)	(34,068)	5,038	(123,682)
Financing activities	119,098		536,556	(102,974)	(120,532)	(30,939)
Property Data
Number of properties owned at year end	251		246	234	238	270
Net rentable square feet owned at year end	19,600		19,150	15,733	16,052	17,312

(a)
Includes $0.02 special distribution declared in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period) (See Note 24).  The Partnership paid a corresponding distribution of $0.02 per Common Partnership Unit on January 17, 2006.

Back to Contents

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

OVERVIEW

As of December 31, 2005, we managed our portfolio within five geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban and (5) Virginia.

We receive income primarily from rental revenue (including tenant reimbursements) from our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

Our financial performance is dependent upon the demand for office, industrial and other commercial space in our markets and prevailing interest rates.

We continue to seek revenue growth through an increase in occupancy of our portfolio and our investment strategies.  Our occupancy is 90.9% at December 31, 2005, or 88.9% including four lease-up assets acquired as part of the September 2004 acquisition of a portfolio of 14 properties (the “TRC Properties” or the “TRC acquisition”).

Through our January 2006 acquisition of Prentiss, we acquired interests in properties that contain an aggregate of 14.0 million net rentable square feet.  Through this acquisition, we also entered into new markets, including markets in California, Northern Virginia and Texas.

The TRC acquisition and the acquisition of Prentiss described previously and to a lesser extent other property acquisition transactions have already or will materially impact the operations of the Company.  Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of the Company’s future operating results or financial condition.

As we seek to increase revenue through our operating activities, our management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms.  Leases accounting for approximately 11.1% of our aggregate annualized base rents as of December 31, 2005 (representing approximately 11.5% of the net rentable square feet of the Properties) expire without penalty in 2006.  We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals.  Our retention rate for leases that were scheduled to expire in 2005 was 74.5%.  If we are unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions.  Our accounts receivable allowance was $4.9 million or 7.6% of total receivables (including accrued rent receivable) as of December 31, 2005 compared to $4.1 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2004.

Back to Contents

Development Risk:
As of December 31, 2005, we had in development or redevelopment five sites aggregating approximately 1.2 million square feet.  We estimate the total cost of these projects to be $263.1 million and we had incurred $209.1 million of these costs as of December 31, 2005.  We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.  As of December 31, 2005, we owned approximately 215 acres of undeveloped land.  Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods.  Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period.  Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  For a summary of all of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this report.

Revenue Recognition
We recognize rental revenue on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases.  Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and common area maintenance costs.

Real Estate Investments
Real estate investments are carried at cost.  We record acquisition of real estate investments under the purchase method of accounting and allocate the purchase price to land, buildings and intangible assets on a relative fair value basis.  Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (5 to 40 years) and over the shorter of the lease term or the life of the asset for tenant improvements.  Direct construction costs related to the development of Properties and land holdings are capitalized as incurred.  We expense routine repair and maintenance expenditures and capitalize those items that extend the useful life of the underlying assets.

Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No.46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control.  Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence.  We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Back to Contents

Impairment of Long-Lived Assets
Our management reviews investments in real estate and real estate ventures for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable.  Measurement of any impairment loss is based on the fair value of the asset, determined using customary valuation techniques, such as the present value of expected future cash flows.

In accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities relating to assets classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

We own several subsidiary real estate investment trusts (“REITs”) that have elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code.  In management’s opinion, the requirements to maintain this election are being met.  Our REIT subsidiaries are subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the subsidiary’s ordinary income and (b) 95% of the applicable subsidiary’s net capital gain exceeds cash distributions and certain taxes paid by the subsidiary.

We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate income tax. We have elected to treat certain of our corporate subsidiaries as TRS’s.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments.  The allowance is an estimate based on two calculations that are combined to determine the total amount reserved.  First, we evaluate specific accounts where we have determined that a tenant may have an inability to meet its financial obligations.  In these situations, we use our judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that we expect to collect.  These reserves are re-evaluated and adjusted as additional information becomes available.  Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories.  These percentages are based on historical collection and write-off experience.  If the financial condition of our tenants were to deteriorate, additional allowances may be required.

Deferred Costs
We incur direct costs related to the financing, development and leasing of our properties.  Management exercises judgment in determining whether such costs meet the criteria for capitalization or must be expensed.  Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term.  Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change.

Back to Contents

Purchase Price Allocation
We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, include leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases.  We estimate fair value through methods similar to those used by independent appraisers or by using independent appraisals. Factors we consider in our analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

Characteristics that we consider in allocating value to our tenant relationships include the nature and extent of our business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio.  The Same Store Property Portfolio consists of 226 Properties containing an aggregate of approximately 15.0 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2005 and 2004.  This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e., all properties owned by us as of December 31, 2005 and 2004) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the years ended December 31, 2005 and 2004.

Back to Contents

	Same Store Property Portfolio				Properties Acquired (a)		Development Properties

(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004

Revenue:
Rents	$245,234	$248,725	(3,491)	-1%	$75,500	$22,177	$7,338	$4,729
Tenant reimbursements	37,071	34,037	3,034	9%	11,460	3,040	753	549
Other	7,329	3,967	3,362	85%	907	326	594	60

Total revenue	289,634	286,729	2,905	1%	87,867	25,543	8,685	5,338
Operating Expenses:
Property operating expenses	91,423	88,266	3,157	4%	30,079	7,883	3,615	2,218
Real estate taxes	28,814	27,399	1,415	5%	9,402	2,563	1,164	1,069
Depreciation and amortization	68,744	63,968	4,776	7%	38,776	13,221	3,313	1,669
Administrative expenses	—	—	—	0%	—	—	—	—

Total property operating expenses	188,981	179,633	9,348	5%	78,257	23,667	8,092	4,956

Operating Income	100,653	107,096	(6,443)	-6%	9,610	1,876	593	382
Other Income (Expense):
Interest income
Interest expense
Equity in income of real estate ventures
Net gain on sales of interest in real estate
Income before minority interest
Minority interest attributable to continuing operations
Income from continuing operations
Income from discontinued operations
Net income
Earnings per common partnership unit

	Administrative/ Elimination (b)		Total Portfolio

(dollars in thousands)	2005	2004	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rents	$0	$0	$328,072	$275,631	$52,441	19%
Tenant reimbursements	225	(54)	49,509	37,572	11,937	32%
Other	5,049	7,665	13,879	12,018	1,861	15%

Total revenue	5,274	7,611	391,460	325,221	66,239	20%
Operating Expenses:
Property operating expenses	(10,241)	(8,510)	114,876	89,857	25,019	28%
Real estate taxes	31	31	39,411	31,062	8,349	27%
Depreciation and amortization	1,053	1,046	111,886	79,904	31,982	40%
Administrative expenses	17,982	15,100	17,982	15,100	2,882	19%

Total property operating expenses	8,825	7,667	284,155	215,923	68,232	32%

Operating Income	(3,551)	(56)	107,305	109,298	(1,993)	-2%
Other Income (Expense):
Interest income			1,376	840	536	64%
Interest expense			(74,363)	(55,061)	(19,302)	35%
Equity in income of real estate ventures			3,172	2,024	1,148	57%
Net gain on sales of interest in real estate			4,640	2,975	1,665	56%

Income before minority interest			42,130	60,076	(17,946)	-30%
Minority interest attributable to continuing operations			(154)	205	(359)	-175%

Income from continuing operations			41,976	60,281	(18,305)	-30%
Income from discontinued operations			2,037	2,800	(763)	-27%

Net income			44,013	63,081	(19,068)	-30%

Earnings per common partnership unit			$0.62	$1.15	$(0.53)	-46%

EXPLANATORY NOTES

(a) - Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio, primarily the TRC properties acquired on September 21, 2004.
(b) - Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Back to Contents

Revenue

Revenue increased by $66.2 million primarily due to properties that were acquired in 2005 and a full year of operations of those properties acquired in 2004, primarily the TRC Properties (September 2004).  Revenue for Same Store Properties increased by $2.9 million due to increased tenant reimbursement revenue resulting from increased property operating expenses in 2005 as compared to 2004.  Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees.  Total Portfolio other revenue increased by $1.9 million in 2005 primarily due to an increase in net termination fees associated with tenant terminations in 2005 offset by the settlement of a previously disclosed litigation in 2004 ($1.0 million plus accrued interest on our security deposit that was released).

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $25.0 million in 2005 primarily due to properties acquired in 2005 and a full year of operations of properties acquired in 2004 as well as increased repairs and maintenance costs, snow removal costs, electric expense, security expense, janitorial costs and HVAC maintenance expense at existing properties in our same store property portfolio and our development properties.

Real estate taxes increased by $8.3 million primarily due to properties acquired in 2005 and a full year of real estate taxes for our properties acquired in 2004 as well as increased real estate tax assessments in 2005 at existing properties in our same store property portfolio and our development properties as a result of higher tax rates and property assessments.

Interest Expense

Interest expense increased by $19.3 million in 2005 primarily due to several factors including (i) increase in average debt as a result of debt used to finance our acquisition in 2005/2004 and our increased development activity and (ii) increase in average rates on debt outstanding as a result of the increase in LIBOR rates on our credit facilities.  These increases are partially offset by an increase in the amount of interest capitalized which is primarily attributable to our development of Cira Centre.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $32.0 million in 2005 primarily due to properties acquired in 2005, a full year of depreciation and amortization of properties acquired during 2004 and additional amortization from tenant improvements and leasing commissions paid during 2005.  Depreciation and amortization expense for the same store properties increased by $4.8 million primarily as a result of the write-off of tenant improvements and intangibles for spaces that were vacated during 2005.

Administrative Expenses

Administrative expenses increased by $2.9 million in 2005 primarily due to increased payroll and related costs associated with employees that we hired as part of our TRC acquisition in September 2004, higher compensation and benefits costs for employees and increased spending on process and technology improvements.

Back to Contents

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $1.1 million in 2005 as a result of increased net income from the Real Estate Ventures.  The increased net income resulted from the sale of condominium units by one of the Real Estate Venture in 2005.

Net Gains on Sales of Interests in Real Estate

During 2005, we sold three parcels of land, realizing net gains totaling $4.6 million.  The increase from the prior year of $1.6 million is a result of the value of the land parcels sold in each year compared to their carrying values at the time of sale.

Minority Interest

Minority interest from continuing operations represents the income attributable to the interest of the outside joint venture partners in the net income (loss) of the Partnership’s two consolidated real estate ventures.  These two real estate ventures were consolidated effective March 31, 2004.

Discontinued Operations

Discontinued operations decreased by $0.7 million in 2005 primarily due to the timing of property sales for assets included in discontinued operations in 2005 as compared to 2004.

Net Income

Net income declined in 2005 by $17.5 million as increased revenues were not sufficient to offset increases in operating and financing costs.  All major financial statement captions increased as a result of our significant property acquisitions in fiscal 2004 and 2005 and the related financing required to complete those transactions.  It should be noted that a significant element of these costs relate to additional depreciation and amortization charges relating to the significant property additions and the values ascribed to related acquired intangibles (e.g., in-place leases).  These charges do not affect our ability to make distributions and may not be comparable to those of other real estate companies that have not made such acquisitions.  Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized.  These intangibles are amortizing over the related lease terms or estimated tenant relationship.  The size of these non-cash charges are expected to increase in the future as a result of the Prentiss transaction.

Earnings Per Common Partnership Unit

Earnings per unit has declined from $1.15 in fiscal 2004 to $0.62 in fiscal 2005 as a result of the factors described in net income above and an increase in the average number of units outstanding as a result of offerings completed in 2004.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio.  The Same Store Property Portfolio consists of 221 Properties containing an aggregate of approximately 14.7 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2004 and 2003.  This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e., all properties owned by us as of December 31, 2004 and 2003) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the years ended December 31, 2004 and 2003.

Back to Contents

	Same Store Property Portfolio (a)				Properties Acquired (b)		Properties Sold (c)

(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003

Revenue:
Rents	$240,248	$240,165	$83	0%	$32,615	$1,308	—	$12,286
Tenant reimbursements	32,803	31,021	1,782	6%	4,511	174	—	6,086
Other	3,966	4,525	(559)	-12%	332	4	—	—

Total revenue	277,017	275,711	1,306	0%	37,458	1,486	—	18,372
Operating Expenses:
Property operating expenses	85,302	83,506	1,796	2%	11,542	590	—	6,705
Real estate taxes	26,493	24,975	1,518	6%	3,699	363	—	1,655
Depreciation and amortization	61,166	55,854	5,312	10%	16,157	449	—	1,808
Administrative expenses	—	—	—	0%	—	—	—	—

Total property operating expenses	172,961	164,335	8,626	5%	31,398	1,402	—	10,168

Operating Income	104,056	111,376	(7,320)	-7%	6,060	84	—	8,204
Other Income (Expense):
Interest income
Interest expense
Equity in income of real estate ventures
Net gain on sales of interest in real estate
Income before minority interest
Minority interest attributable to continuing operations
Income from continuing operations
Income from discontinued operations
Net income
Earnings per common partnership unit

	Development Properties		Administrative/ Eliminations (d)		Total Portfolio

(dollars in thousands)	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rents	$2,768	$2,857	—	—	$275,631	$256,616	$19,015	7%
Tenant reimbursements	258	237	—	—	37,572	37,518	54	0%
Other	54	5	7,666	4,421	12,018	8,955	3,063	34%

Total revenue	3,080	3,099	7,666	4,421	325,221	303,089	22,132	7%
Operating Expenses:
Property operating expenses	1,504	1,398	(8,491)	(11,955)	89,857	80,244	9,613	12%
Real estate taxes	870	688	—	—	31,062	27,681	3,381	12%
Depreciation and amortization	1,312	912	1,269	1,309	79,904	60,332	19,572	32%
Administrative expenses	—	—	15,100	14,464	15,100	14,464	636	4%

Total property operating expenses	3,686	2,998	7,878	3,818	215,923	182,721	33,202	18%

Operating Income	(606)	101	(212)	603	109,298	120,368	(11,070)	-9%
Other Income (Expense):
Interest income					840	2,004	(1,164)	-58%
Interest expense					(55,061)	(57,835)	2,774	-5%
Equity in income of real estate ventures					2,024	52	1,972	3792%
Net gain on sales of interest in real estate					2,975	20,537	(17,562)	-86%

Income before minority interest					60,076	85,126	(25,050)	-29%
Minority interest attributable to continuing operations					205	—	205	100%

Income from continuing operations					60,281	85,126	(24,845)	-29%
Income from discontinued operations					2,800	11,341	(8,541)	-75%

Net income					63,081	96,467	(33,386)	-35%

Earnings per common partnership unit					1.15	1.43	-0.28	-20%

EXPLANATORY NOTES

(a) - Represents properties owned for the entire 12 month period ending, December 31, 2004 and 2003, therefore the 2004 amounts presented here are not comparable to the 2004 same store amounts shown previously in this document.

(b) - Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio, primarily the TRC properties acquired on September 21, 2004.
(c) - Includes properties sold during the period that are not included in discontinued operations as they did not meet the criteria under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

(d) - Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Back to Contents

Revenue

Revenue increased by $22.1 million primarily due to properties that were acquired in 2004, offset by decreased occupancy and revenue from properties sold during 2003.  Revenue for Same Store Properties increased by $1.3 million due to increased tenant reimbursement revenue resulting from increased property operating expenses in 2004 as compared to 2003.  Average occupancy for the Same Store Properties decreased to 91.0% in 2004 from 91.1% in 2003.  Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees.  Total Portfolio other revenue increased by $3.1 million in 2004 primarily due to the settlement of a previously disclosed litigation in 2004 ($1.0 million plus accrued interest on our security deposit that was released) and $0.9 million from the settlement of an accrued liability associated with a 1998 acquisition.

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

Interest Expense

Interest expense decreased by $2.8 million in 2004 primarily due to decreased interest rates on our unsecured credit facility borrowings and term loans, expiration of interest rate swap agreements in June 2004, offset by interest expense associated with the increased debt from our fixed rate unsecured notes issued in the fourth quarter of 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $19.6 million in 2004 primarily due to properties acquired in 2004, a full year of depreciation and amortization of properties acquired during 2003 and additional amortization from tenant improvements and leasing commissions paid during 2004.

Administrative Expenses

Administrative expenses increased by $0.6 million in 2004 primarily due to increased payroll and related costs associated with employees hired as part of our TRC acquisition in September 2004 and increased professional fees associated with the audit of the Partnership for the 2003, 2002, and 2001 fiscal years.  The audit was completed in connection with the Partnership’s registration statement on Form 10 with the SEC in June 2004.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $2.0 million in 2004 as a result of increased net income from the Real Estate Ventures and an impairment charge recorded during 2003 associated with our write-down of an investment in a non-operating joint venture of $0.9 million.

Back to Contents

Gains on Sales of Real Estate

Gains on sales of real estate decreased by $17.6 million during 2004 from gains on sales recorded in 2003 of $20.5 million.  This decrease was partially offset by a gain on the purchase and sale of a land parcel to two separate third parties during 2004 in which we recorded a gain of approximately $1.5 million.

Minority Interest

Minority interest from continuing operations represents the income attributable to the interest of the outside joint venture partners in the net income (loss) of the Partnership’s two consolidated real estate ventures.  These two real estate ventures were consolidated effective March 31, 2004.

Discontinued Operations

Discontinued operations decreased by $8.1 million in 2004 primarily due to the timing of property sales for assets included in discontinued operations in 2004 as compared to 2003.  Additionally, we sold four properties and three land parcels in 2004 realizing net gains of $3.1 million and sold nine properties in 2003 realizing a net gain of $9.6 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	meet debt service requirements, including on our one-year $750 million unsecured term loan that matures on January 4, 2007,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund current development and redevelopment costs, and
•	fund distributions declared by the Board of Trustees of our general partner.

We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities.  Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain the Company’s REIT qualification.  We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses.  We believe our revenue, together with proceeds from equity and debt financings, will continue to provide funds for our short-term liquidity needs.  However, material changes in our operating or financing activities may adversely affect our net cash flows.  Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility and unsecured notes.

Our principal liquidity needs for periods beyond twelve months are for costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements.  We draw on multiple financing sources to fund our long-term capital needs.  We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.  In December 2005, we sold $300 million of unsecured notes and expect to utilize the debt and equity markets for other long-term capital needs.

Back to Contents

As a result of our acquisition of Prentiss, we will have additional short and long-term liquidity requirements. Historically, we have satisfied these types of requirements principally through the most advantageous source of capital at that time, which has included public offerings of unsecured debt and private placements of secured and unsecured debt, sales of common and preferred equity, capital raised through the disposition of assets, and joint venture transactions. We believe these sources of capital will continue to be available in the future to fund our capital needs.

We funded the approximately $1.05 billion cash portion of the Prentiss merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matures on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under our revolving credit facility.

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If a rating agency were to downgrade our credit rating, our access to capital in the unsecured debt market would be more limited and the interest rate under our existing credit facility would increase.

The Company’s ability to sell common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the company and the current trading price of the Company’s shares. We regularly analyze which source of capital is most advantageous to us at any particular point in time.  The equity markets may not be consistently available on terms that we consider attractive.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statement of cash flows included in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

As of December 31, 2005 and 2004, we maintained cash and cash equivalents of $7.2 million and $15.3 million, respectively.  This $8.1 million decrease was the result of the following changes in cash flow from our various activities:

Activity	2005	2004	2003

Operating	$125,147	$152,890	$118,793
Investing	(252,417)	(682,652)	(34,068)
Financing	119,098	536,556	(102,974)

Net cash flows	$(8,172)	$6,794	$(18,249)

Our principal source of cash flows is from the operation of our properties.  Our decreased cash flow from operating activities is primarily the result of higher straight-line rents, increased payments of operating expenses and an increase in other assets resulting from deposits on property acquisitions in 2005.

The decrease in our investing activities in 2005 as compared to 2004 is primarily attributable to our acquisition of the TRC Properties in September 2004 ($539.6 million) offset by expenditures in 2005 for Cira Centre and two property acquisitions.

The decrease in our financing activities in 2005 as compared to 2004 is primarily attributable to the Company’s common and preferred share offerings in January, February and September 2004 (for aggregate

Back to Contents

net proceeds of $392.2million) and proceeds from our public and privately placed unsecured note issuances in October and December 2004 (aggregating of $636.4 million net of discounts) compared to our public unsecured note issuance in December 2005 (aggregating $299.9 million net of discounts).

Capitalization

Indebtedness

As of December 31, 2005, we had approximately $1.5 billion of outstanding indebtedness.  The table below summarizes our mortgage notes payable, our unsecured notes, and our revolving credit facility at December 31, 2005 and 2004:

	December 31

	2005	2004

	(dollars in thousands)
Balance:
Fixed rate	$1,417,611	$1,133,513
Variable rate	103,773	173,156

Total	$1,521,384	$1,306,669

Percent of Total Debt:
Fixed rate	93%	87%
Variable rate	7%	13%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.9%	5.9%
Variable rate	5.3%	3.5%
Total	5.8%	5.6%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR, (the term of which is selected by us).

Unsecured Credit Facility

We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.  In December 2005,we replaced our then existing unsecured credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one year extension option upon payment of a fee and the absence of any defaults.  Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 4.39% as of December 31, 2005) plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured senior debt rating.  We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders.

As of December 31, 2005, we had $90 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $499.3 million of unused availability, a portion of which was used to fund the Prentiss merger.  For the years ended December 31, 2005 and 2004, our weighted average interest rates, including the effects of interest rate hedges discussed in Note 8 to the consolidated financial statements included herein, and including both the new Credit Facility and prior credit facility, were 4.58% and 5.14 % per annum, respectively.

Back to Contents

The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends.  The restriction on dividends permits the Company to pay dividends in the amount required for it to retain its qualification as a REIT and otherwise limits dividends to 90% of its funds from operations.  The Credit Facility also contains financial covenants that require Brandywine Realty Trust to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels.  Another financial covenant limits the ratio of unsecured debt to unencumbered properties.  We closed on a $600 million Credit Facility in December 2005.  The financial covenants included in the Credit Facility contemplated the impact and capital structure prospectively after the closing of the Prentiss transaction.  One specific financial covenant, the net worth covenant, was formulated based on a calculated value assuming closing of the Prentiss transaction would occur by December 31, 2005.  Since the transaction did not close until January 5, 2006, we were not in compliance with this covenant as of December 31, 2005.  Subsequently, we received a one-time waiver for the covenant.  Upon completion of the Prentiss merger, we would have been in compliance with all financial covenants and expect to be in compliance prospectively.  We were in compliance with all other financial covenants as of December 31, 2005.

Unsecured Notes

On December 20, 2005, we completed a public offering of $300 million in aggregate principal amount of 5.625% unsecured notes due December 15, 2010 (the “2010 Notes”).  The 2010 Notes were priced at 99.99% of their principal amount to yield 5.625%.

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

The indenture relating to the 2009, 2010, and 2014 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt.  In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants.  At December 31, 2005, we were in compliance with all covenants in the indenture and note purchase agreement.

Back to Contents

Mortgage Indebtedness

The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2005 and 2004:

	Carrying value (in 000’s)		Effective Interest Rate		Maturity Date

Property / Location	December 31, 2005	December 31, 2004

Grande B	$79,036	$80,429	7.48%		Jul-27
Two Logan Square	72,468	73,510	5.78	%(a)	Jul-09
Newtown Square/Berwyn Park/Libertyview	64,429	65,442	7.25%		May-13
Midlantic Drive/Lenox Drive/DCC I	63,803	64,942	8.05%		Oct-11
Grande A	61,092	62,177	7.48%		Jul-27
Plymouth Meeting Exec.	44,687	45,226	7.00	%(a)	Dec-10
Arboretum I, II, III & V	23,238	23,690	7.59%		Jul-11
Grande A	11,456	17,157	7.15	%(b)	Jul-27
Six Tower Bridge	15,083	15,394	7.79%		Aug-12
400 Commerce Drive	11,989	12,175	7.12%		Jun-08
Four Tower Bridge	10,763	10,890	6.62%		Feb-11
Croton Road	—	6,100	7.81%		Jan-06
200 Commerce Drive	5,911	5,976	7.12	%(a)	Jan-10
Southpoint III	5,431	5,877	7.75%		Apr-14
440 & 442 Creamery Way	5,581	5,728	8.55%		Jul-07
Norriton Office Center	5,191	5,270	8.50%		Oct-07
429 Creamery Way	2,927	3,087	8.30%		Sep-06
Grande A	1,551	3,040	7.32	%(b)	Jul-27
481 John Young Way	2,360	2,420	8.40%		Nov-07
111 Arrandale Blvd	1,043	1,100	8.65%		Aug-06
Interstate Center	766	959	5.44	%(b)	Mar-07
Unamortized fixed rate premiums	5,972	7,645

Total mortgage indebtedness	$494,777	$518,234

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2005 have been presented.

Guaranties.  As of December 31, 2005, we had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures.  See Item 2. Properties – Real Estate Ventures.  We also provide customary environmental indemnities in connection with construction and permanent financing both for our own account and on behalf of Real Estate Ventures.

Equity Financing

The Company has a share repurchase program under which the Company’s Board has authorized it to repurchase from time to time up to 4,000,000 common shares.  Through December 31, 2005, the Company had repurchased approximately 3.2 million common shares under this program at an average price of $17.75 per share.  The Board placed no time limit on the duration of the program.  The Company did not repurchase any shares under the program during the three years ended December 31, 2005.

Off-Balance Sheet Arrangements

We are not dependent on any off-balance sheet financing arrangements for liquidity.  Our off-balance sheet arrangements are discussed in Note 4 to the financial statements:  “Investment in Unconsolidated Real Estate Ventures”.  Additional information about the debt of our unconsolidated Real Estate Ventures is included in “Item 2 – Properties”.

Shelf Registration Statement

Together with the Company, we maintain a shelf registration statement that registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities.  Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the registration statement.

Back to Contents

Short- and Long-Term Liquidity

We believe that our cash flow from operations is adequate to fund our short-term liquidity requirements. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intend to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company’s REIT qualification under the Internal Revenue Code.

We expect to meet our long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under its Credit Facility, other long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.

Inflation

A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount.  In addition, many of our office leases provide for fixed base rent increases.  We believe that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Commitments

The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2005.  This table does not include the commitment that we had as of December 31, 2005 to complete our acquisition of Prentiss.

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$488,805	$12,916	$43,586	$134,088	$298,215
Revolving credit facility	90,000	—	90,000	—	—
Unsecured debt (a)	938,000	—	113,000	575,000	250,000
Ground leases (b)	259,272	1,435	2,869	3,034	251,934
Other liabilities	688	—	—	—	688

	$1,776,765	$14,351	$249,455	$712,122	$800,837

(a)	Amounts do not include interest expense or unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

We intend to refinance our mortgage notes payable as they become due or repay those that are secured by properties being sold.

As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.  The maximum number of Units that we are obligated to issue declines monthly and, as of December 31, 2005, the maximum balance payable under this arrangement was $5.1 million, with no amount currently due.

As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property.  We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019.

Back to Contents

In the event that we take title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property.  The amount of the payment would be $0.6 million if we must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.

As part of the TRC Properties and several of our other acquisitions, we agreed not to sell the acquired properties.  In the case of the TRC Properties, we agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years).  At December 31, 2005, we had agreed not to sell 14 properties that aggregate 1.0 million square feet for periods that expire through 2008.  Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions.  In the event that we sell any of the properties within the applicable restricted period in non-exempt transactions, we would be required to pay significant tax liabilities that would be incurred by the parties who sold us the applicable property.

We hold a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey.  The remaining fifty percent interest is held by Donald E. Axinn, one of our Trustees.  Although we and Mr. Axinn have each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million.  Closing is scheduled for August 2006 and is subject to the third party’s completion of due diligence and other closing conditions.

We invest in our properties and regularly incur capital expenditures in the ordinary course to maintain the properties.  We believe that such expenditures enhance our the competitiveness.  We also enter into construction, utility and service contracts in the ordinary course of business which may extend beyond one year.  These contracts typically provide for cancellation with insignificant or no cancellation penalties.

Interest Rate Risk and Sensitivity Analysis

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.  Market values are the present value of projected future cash flows based on the market rates chosen.

Our financial instruments consist of both fixed and variable rate debt.  As of December 31, 2005, our consolidated debt consisted of $481.0 million in fixed rate mortgages and $13.8 million in variable rate mortgage notes, $90.0 million borrowings under our Credit Facility and $936.6 million in unsecured notes (net of discounts).  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.0 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.0 million.

Back to Contents

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $27.2 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $30.0 million.

As of December 31, 2005, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $920.5 million.

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

None

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Item 9B.     Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Trustees

          Information regarding our Trustees and executive officers is presented below.  We also provide information regarding the Audit Committee of our Board of Trustees, nomination procedures for our Trustees, our Code of Business Conduct and Ethics and Section 16(a) beneficial ownership reporting compliance.

Trustees

          The following table identifies our Trustees.

Name	Age	Position

Walter D’Alessio	72	Non-Executive Chairman of the Board and Trustee

Anthony A. Nichols, Sr.	66	Chairman Emeritus and Trustee

Gerard H. Sweeney	49	President, Chief Executive Officer and Trustee

D. Pike Aloian	51	Trustee

Thomas F. August	57	Trustee

Donald E. Axinn	76	Trustee

Wyche Fowler	65	Trustee

Michael J. Joyce	64	Trustee

Charles P. Pizzi	55	Trustee

Michael V. Prentiss	62	Trustee

          The following paragraphs provide information regarding each of the Trustees.

          Walter D’Alessio, Chairman of the Board and Trustee.  Mr. D’Alessio was first elected a Trustee on August 22, 1996 and was appointed our non-executive Chairman of the Board on March 25, 2004.  Since October 2003, Mr. D’Alessio has served as Vice Chairman of NorthMarq Capital, a real estate investment banking firm headquartered in Minneapolis and with offices in Philadelphia, Pennsylvania.  From 1982 until September 2003, he served as Chairman and Chief Executive Officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm headquartered in Philadelphia, Pennsylvania.  Previously, Mr. D’Alessio served as Executive Vice President of the Philadelphia Industrial Development Corporation and Executive Director of the Philadelphia Redevelopment Authority.  He also serves as a director of Exelon, Independence Blue Cross, Pennsylvania Real Estate Investment Trust, Point Five Technologies, Inc. and the Greater Philadelphia Chamber of Commerce.

          Anthony A. Nichols, Sr., Chairman Emeritus and Trustee.  Mr. Nichols was elected Chairman of our Board on August 22, 1996.  On March 25, 2004, Mr. Nichols became Chairman Emeritus of our Board.  Mr. Nichols founded The Nichols Company, a private real estate development company, through a corporate joint venture with Safeguard Scientifics, Inc. and was President and Chief Executive Officer from 1982 through August 22, 1996.  From 1968 to 1982, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation) and President of Colonial Advisors (the advisor to P.N.B. Mortgage and Realty Trust).  Mr. Nichols has been a member of the National Association of Real Estate Investment Trusts (“NAREIT”) and former member of the Board of Governors of the Mortgage Banking Association and Chairman of the Income Loan Committee of the regional Mortgage Bankers Association and the Executive Committee of the Greater Philadelphia Chamber of Commerce.  He is a trustee and member of the Executive Committee and Development Committee, and Chairman of the Leadership and Governance Committee, of Saint Joseph’s University.  He is also a Board member of Fox Chase Bank.  He is Chairman of the Advisory Board for the Marine Corps Scarlet and Gold Committee.  His memberships include the National Association of Industrial and Office Parks (“NAIOP”) and the Urban Land Institute (“ULI”).  We have agreed with Mr. Nichols to use our reasonable efforts to nominate him as a Trustee for election at our annual meeting of shareholders for each of 2006 and 2007.

Back to Contents

          Gerard H. Sweeney, President, Chief Executive Officer and Trustee.  Mr. Sweeney has served as our President and Chief Executive Officer since August 8, 1994 and as our President since November 9, 1988.  He was first elected a Trustee on February 9, 1994.  Mr. Sweeney has overseen our growth from four properties and a total market capitalization of $10 million to over 500 properties and a total market capitalization of $6 billion as of January 5, 2006.  Prior to August 1994, in addition to serving as our President, Mr. Sweeney served as Vice President of LCOR, Incorporated (“LCOR”), a real estate development firm.  Mr. Sweeney was employed by the Linpro Company (a predecessor of LCOR) from 1983 to 1994 and served in several capacities, including Financial Vice President and General Partner.  During this time, Mr. Sweeney was responsible for the development, marketing, management, construction and financial oversight of a diversified portfolio consisting of urban high-rise, mid-rise, flex, warehouse and distribution facilities, retail and apartment complexes.  Mr. Sweeney is a member of the Board of Governors of NAREIT, the Real Estate Roundtable, the World Affairs Council and ULI.  Mr. Sweeney is Chairman of the Schuylkill River Development Corporation and serves on the Boards of the Pennsylvania Academy of the Fine Arts, Thomas Jefferson University and WHYY.

          D. Pike Aloian, Trustee.  Mr. Aloian was first elected a Trustee on April 19, 1999.  Mr. Aloian is a managing director of Rothschild Realty, a real estate investment management firm based in New York that specializes in providing growth capital to public and private real estate companies.  At Rothschild, Mr. Aloian is responsible for originating investment opportunities, for negotiating and structuring transactions and for monitoring the investments over their respective lives.  Mr. Aloian is a director of EastGroup Properties, Merritt Properties, Advance Realty Group and Victory Real Estate Investments, LLC.  He is an adjunct professor of the Columbia University Graduate School of Business.  Mr. Aloian graduated from Harvard College in 1976 and received an M.B.A. from Columbia University in 1980.  Mr. Aloian was initially elected to our Board in April 1999 in connection with our issuance to Five Arrows Realty Securities III L.L.C. (“Five Arrows”) of a series of preferred shares of beneficial interest and warrants exercisable for common shares.  The right of Five Arrows to elect a Trustee to our Board terminated on December 30, 2003 when we redeemed a portion of the preferred shares held by Five Arrows and the balance of the preferred shares was converted into common shares.

          Thomas F. August, Trustee.  Mr. August was first elected a Trustee effective January 5, 2006.  Immediately prior to this date, Mr. August served as President, Chief Executive Officer and a trustee of Prentiss Properties Trust (“Prentiss”).  Mr. August served in such capacities since October of 1999 when he became Chief Executive Officer of Prentiss.  Prior to that time he was President and Chief Operating Officer of Prentiss since Prentiss’ initial public offering in October 1996.  From 1992 to 1996, Mr. August served as President and Chief Operating Officer of a Prentiss affiliate, Prentiss Properties Limited, Inc.  From 1987 to 1992, Mr. August served as Executive Vice President and Chief Financial Officer of Prentiss’ predecessor company.  From 1985 to 1987, Mr. August served in executive capacities with Cadillac Fairview Urban Development, Inc.  Prior to joining Cadillac Urban in 1985, Mr. August was Senior Vice President of Finance for Oxford Properties, Inc., in Denver, Colorado, an affiliate of a privately-held Canadian real estate firm.  Previously, he was a Vice President of Citibank, responsible for real estate lending activities in the Midwest.  Mr. August holds a B.A. degree from Brandeis University and an MBA degree from Boston University.  In our merger agreement with Prentiss, we agreed to use our best efforts to nominate Mr. August as a Trustee for election at our annual meeting of shareholders for each of 2006 and 2007.

          Donald Everett Axinn, Trustee.  Mr. Axinn was first elected a Trustee on October 6, 1998.  Mr. Axinn is the founder and chairman of the Donald E. Axinn Companies, an investment firm and developer of office and industrial parks throughout the New York metropolitan area.  He has published two novels and eight books of poetry, and has produced a film, SPIN, from his novel of the same name.  He has served on the board of The American Academy of Poets, the advisory board for Poet Laureate Robert Pinsky, and was recently Chairman of The Nature Conservancy, Long Island Chapter.  A graduate of Middlebury College and holder of a master’s degree in Humanities, he has also been awarded five honorary doctorates.  Mr. Axinn has also served as an Associate Dean of Arts and Sciences at Hofstra University.  In 1983, he co-founded the Interfaith Nutrition Network, which provides shelters and kitchens for the homeless and hungry on Long Island.

Back to Contents

          Wyche Fowler, Trustee.  Mr. Fowler was first elected a Trustee on September 1, 2004.  Mr. Fowler served as a member of the U.S. House of Representatives (1977-1986) and U.S. Senate (1987-1992) and as ambassador to Saudi Arabia (1996-2001).  Mr. Fowler received an A.B. degree in English from North Carolina’s Davidson College in 1962 and a J.D. from Emory University in 1969.  Mr. Fowler serves on a number of corporate and academic boards, including the Philadelphia Stock Exchange, Global Green, Shubert Theatres, NY and Davidson College, and Mr. Fowler is board chair of the Middle East Institute, a nonprofit research foundation in Washington, D.C.

          Michael J. Joyce, Trustee.  Mr. Joyce was first elected a Trustee on June 1, 2004.  From 1995 until his retirement from Deloitte & Touche in May 2004, Mr. Joyce served as Managing Partner for New England of Deloitte & Touche, an international accounting firm.  Prior to that, he was, for ten years, Managing Partner for Philadelphia of Deloitte & Touche.  Mr. Joyce serves as a director of Heritage Property Investment Trust, Inc., A.C. Moore Arts and Crafts, Inc. and Allegheny Technologies Inc. and also serves on the Board of Overseers of the Boston Symphony Orchestra.

          Charles P. Pizzi, Trustee.  Mr. Pizzi was first elected a Trustee on August 22, 1996.  Mr. Pizzi is the President and Chief Executive Officer of Tasty Baking Company, a position he assumed on October 7, 2002.  Mr. Pizzi served as President and Chief Executive Officer of the Greater Philadelphia Chamber of Commerce from 1989 until October 7, 2002.  Mr. Pizzi is a Director of Tasty Baking Company and serves on a variety of civic, educational, charitable and other boards, including the boards of Drexel University, Philadelphia Stock Exchange, Federal Reserve Bank of Philadelphia, Independence Blue Cross and Day & Zimmermann, Inc.

          Michael V. Prentiss, Trustee.  Mr. Prentiss was first elected a Trustee effective January 5, 2006.  Immediately prior to this date, Mr. Prentiss served as Chairman of the Board of Prentiss.  Prior to October of 1999, Mr. Prentiss was the Chief Executive Officer of Prentiss and served in such capacity since Prentiss’ initial public offering in October 1996.  Mr. Prentiss, who founded Prentiss, has over 28 years experience in real estate development, acquisitions and investment management.  From 1987 to 1992, he served as President and Chief Executive Officer of Prentiss’ predecessor company, and from 1992 to 1999, he served as its Chairman and Chief Executive Officer.  From 1978 to 1987, Mr. Prentiss served as President of Cadillac Urban Development, Inc., Executive Vice President and member of the Board of Directors of The Cadillac Fairview Corporation Limited, and a member of Cadillac Fairview’s Executive Committee.  Cadillac Urban was the largest business unit of Cadillac Fairview, responsible for all of its office, mixed-use and suburban office park development activity in the U.S. and Canada.  Prior to 1978, Mr. Prentiss was President of Ackerman Development Company.  Mr. Prentiss is a Baker Scholar graduate of Harvard Graduate School of Business Administration.  He holds a Bachelor of Science degree in Civil Engineering and a B.A. degree in Business Administration from Washington State University.  In our merger agreement with Prentiss, we agreed to use our best efforts to nominate Mr. Prentiss as a Trustee for election at our annual meeting of shareholders for each of 2006 and 2007.

Audit Committee of the Board of Trustees

          Our Board of Trustees has standing Audit, Corporate Governance, Compensation and Executive Committees.  Our Audit Committee assists our Board in overseeing: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the independence and qualifications of our independent registered public accounting firm; and (iv) the performance of our internal audit function and independent registered public accounting firm.  Our Board adopted the Audit Committee’s charter.  The charter is available on our website (www.brandywinerealty.com).  Our Code of Business Conduct and Ethics includes information regarding procedures established by our Audit Committee for the submission of complaints about our accounting or auditing matters.  The Code of Business Conduct and Ethics is available on our website (www.brandywinerealty.com).  We are not incorporating by reference into this Form 10-K/A any material from our website.  The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

          Our Audit Committee currently consists of Messrs. Aloian (Chair), Joyce and Pizzi, each of whom is independent within the meaning of the Securities and Exchange Commission (“SEC”) regulations, the listing standards of the New York Stock Exchange and our Corporate Governance Principles.  Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements.  Each of Messrs. Aloian and Joyce is qualified as an “audit committee financial expert” within the meaning of SEC regulations.  Our Board reached its conclusion as to the qualifications of each of Messrs. Aloian and Joyce based on his education and

Back to Contents

experience in analyzing financial statements of a variety of companies.  In addition to serving on our Audit Committee, Mr. Joyce currently serves on the audit committees of three other public companies (Heritage Property Investment Trust, Inc., A.C. Moore Arts and Crafts, Inc. and Allegheny Technologies Inc.).  Consistent with New York Stock Exchange listing standards, our Board has determined that his concurrent service on these committees does not impair his ability to serve effectively on our Audit Committee.

Trustee Nominations

          The Corporate Governance Committee of our Board, in making its recommendations as to nominees for election to our Board, may consider, in its sole judgment, recommendations of our President and Chief Executive Officer, other Trustees, senior executives, shareholders and third parties.  The Corporate Governance Committee may also retain third-party search firms to identify candidates.  Shareholders desiring to recommend nominees should submit their recommendations in writing to Walter D’Alessio, Chairman of the Board, c/o Brandywine Realty Trust, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462.  After May 2006, correspondence should be sent to our new headquarters’ location at 555 Lancaster Avenue, Radnor, Pennsylvania 19087.  Recommendations from shareholders should include pertinent information concerning the proposed nominee’s background and experience.

Code of Conduct

          We maintain a Code of Business Conduct and Ethics, a copy of which is available on our website (www.brandywinerealty.com), applicable to our officers, employees and Trustees.  The Code of Business Conduct and Ethics reflects and reinforces our commitment to integrity in the conduct of our business.  Any waiver of the Code for executive officers or Trustees may only be made by the Board or by the Audit Committee (which is composed solely of independent Trustees) and will be disclosed promptly as required by law or stock exchange regulation.  Copies of our corporate governance documents, including our Code of Business Conduct and Ethics, may be obtained on our website or we will provide them free of charge to any shareholder upon request to Brad A. Molotsky, our Secretary, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462.  After May 2006, Mr. Molotsky may be reached at our new headquarters’ location at 555 Lancaster Avenue, Radnor, Pennsylvania 19087.  Mr. Molotsky may also be reached at (610) 325-5600.

Executive Officers

          The following are biographical summaries of our executive officers who are not Trustees:

          Robert K. Wiberg (age 50) joined us as Executive Vice President and Managing Director of Operations effective January 5, 2006 upon consummation of our merger with Prentiss.  Prior to consummation of the merger, he served as Executive Vice President and Managing Director of the Mid-Atlantic Region of Prentiss.  His responsibilities at Prentiss included the development, acquisitions, leasing, construction, property management and asset management activities in this region.  Mr. Wiberg has worked in the Prentiss Washington, D.C. office since 1988, and prior to that served as a Development Officer in the Prentiss Los Angeles, Atlanta and Dallas offices.  Mr. Wiberg holds an MBA from the University of California at Berkeley, a Master of City and Regional Planning degree from Harvard University, and a B.A. degree from Cornell University.  He has served on the Board of Directors of the Northern Virginia Chapter of the NAIOP and holds a Virginia real estate license.

          Christopher M. Hipps (age 44) joined us as Executive Vice President and Managing Director – Southwest Region effective January 5, 2006 upon consummation of our merger with Prentiss.  Prior to consummation of the merger, he served as Executive Vice President and Managing Director of the Southwest Region of Prentiss.  Mr. Hipps served as Managing Director of the Prentiss Southwest Region since January 1, 2002.  Prior to becoming Managing Director of the Southwest Region, Mr. Hipps served as the Managing Director of the former West Region of Prentiss.  Mr. Hipps holds a Texas real estate license and has been involved in various organizations such as the National Association of Industrial and Office Parks and the Real Estate Council.  He received a BBA from Southern Methodist University.

Back to Contents

          Daniel K. Cushing (age 44) joined us as Senior Vice President and Managing Director – Northern California Region effective January 5, 2006 upon consummation of our merger with Prentiss.  Prior to consummation of the merger, he served as the Senior Vice President and Managing Director of the Northern California Region of Prentiss and served in such capacity since January 1, 2002.  His responsibilities included acquisitions, development, leasing, construction, property management, facilities management and business development.  Mr. Cushing joined Prentiss in 1985 and held a variety of increasingly senior roles in Dallas, Washington, D.C. and Chicago.  As Prentiss’ Senior Vice President of Development/Acquisitions he was responsible for various suburban development projects and acquisitions.  He holds a B.S. degree in Civil Engineering from the University of Illinois.

          Michael J. Cooper (age 47) joined us as Senior Vice President – Mid-Atlantic Region effective January 5, 2006 upon consummation of our merger with Prentiss.  Prior to consummation of the merger, he served as Senior Vice President of the  Mid- Atlantic Region of Prentiss overseeing the Region’s development, acquisition, and certain asset management activities.  Mr. Cooper joined Prentiss in 1996 and has held various positions of increasing responsibility in its Mid-Atlantic Region.  Before joining Prentiss, Mr. Cooper held positions as a Regional Director of BetaWest, Inc, a national development and asset management firm operating in Northern VA.  Mr. Cooper holds a Virginia real estate license, serves on the Board of Directors for Northern Virginia NAIOP and is an officer and Board member of the Western Alliance for Rail to Dulles.  He received a bachelor’s degree in engineering from Princeton University.

          H. Jeffrey DeVuono (age 40) is our Senior Vice President – Operations – Urban Division.  Mr. DeVuono became one of our officers on January 15, 1997.  From January 1993 until that time,  he was employed in several capacities by LCOR, Incorporated, a real estate development firm.  Mr. DeVuono serves on the board of the Pennsylvania Economy League, Bartram’s Garden, University City District and Philadelphia Academies and is a committee member of Crossing the Finish Line.  He is a member of CoreNet, NAIOP and the University of Pennsylvania Wharton School Zell/Lurie Real Estate Center.  He received a bachelor’s degree from La Salle University.

          Gregory S. Imhoff (age 49) joined us as Senior Vice President and Chief Administrative Officer effective January 5, 2006 upon consummation of our merger with Prentiss.  Prior to consummation of the merger, he served as the Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of Prentiss and provided professional services to Prentiss since 1990.  Immediately before joining Prentiss, Mr. Imhoff was the General Counsel for The Watson & Taylor Companies and prior to that time he was a Senior Consultant for Deloitte & Touche.  Mr. Imhoff sits on the Board of the University of Notre Dame Alumni Association of Dallas and the Finance Committee of the Parish Episcopal School of Dallas, and is a member of the Dallas Bar Association, State Bar of Texas and the State Bar of Wisconsin.

          Christopher P. Marr (age 41) is our Senior Vice President and Chief Financial Officer.  Mr. Marr became our Senior Vice President and Chief Financial Officer in August 2002.  Prior to joining us, Mr. Marr was employed by Storage USA, Inc. from 1994 to 2002.  In 1998, Mr. Marr became Chief Financial Officer at Storage USA, Inc.  Prior to its acquisition in April 2002 by Security Capital Group, Inc. (which was acquired in 2002 by General Electric Capital Corporation), Storage USA, Inc. was a publicly traded Real Estate Investment Trust with a total market capitalization of approximately $2.0 billion.  From 1986 until 1994, Mr. Marr was employed by Coopers & Lybrand.  Mr. Marr serves on the board of The Tyler Arboretum.

          Brad A. Molotsky (age 41) is our Senior Vice President, General Counsel and Secretary.  Mr. Molotsky became our General Counsel and Secretary in October 1997 and became a Senior Vice President in December 2004.  Prior to joining us, Mr. Molotsky was an attorney at Pepper Hamilton LLP, Philadelphia, Pennsylvania.  Mr. Molotsky is a member of NAREIT, the Real Estate Roundtable – Building Security Taskforce and a board member of the Philadelphia Chapter of NAIOP.

          Anthony S. Rimikis (age 57) is our Senior Vice President for Development Services.  Mr. Rimikis became one of our executives on October 13, 1997.  Previously he was Vice President for Emmes Realty Services of New York where he had responsibility for that firms construction activities in New Jersey and Maryland.  Mr. Rimikis holds an undergraduate degree in Marketing from the Wharton School of the University of Pennsylvania, and an MBA in Finance from LaSalle University.  He is an Adjunct Assistant Professor at the Drexel University’s

Back to Contents

Richard P. Goodwin School of Professional Studies and also serves on the Technical Advisory Committee for the College.  He holds the Certified Commercial Investment Member (CCIM) designation, is a licensed real estate broker in New Jersey, and serves on the Executive Committee of the Philadelphia Chapter of the Urban Land Institute, and also co-chairs the Educational Committee.  Mr. Rimikis also serves on the Construction Industry Committee benefiting the Boy Scouts of America.

          David Ryder (age 50) is our Senior Vice President and Director of the Western Region.  Mr. Ryder joined us in March of 2004 and has served as our Senior Vice President since that date.  From 1981 to 2004 Mr. Ryder was employed by CB Richard Ellis as a Producing Agent, specializing in the representation of tenants and owners who either occupy or own office buildings in the suburban Philadelphia office market.  Mr. Ryder holds a B.A. (with a major in English literature and a minor in business administration) from the University of New Hampshire.  He serves on the boards of the Chester County Chamber of Business & Industry and the National Transplant Assistance Fund.

          George D. Sowa (age 46) is our Senior Vice President – Operations – NJ/Bucks County Region.  Mr. Sowa became an officer with us on April 13, 1998.  Prior to joining us, Mr. Sowa was employed by Keating Development Company, a real estate development firm, from 1997 to 1998, as a Development Manager.  Mr. Sowa was also employed by LCOR, Incorporated as Director of Development/Operations from 1989 to 1997.  Mr. Sowa received a B.S. from Cornell University and holds a real estate license in New Jersey and Pennsylvania.  Mr. Sowa serves on the Executive Committee and board of NJ NAIOP, and is on the board of the Chamber of Commerce of Southern New Jersey, the Regional Planning Partnership and the Evergreens.

          Scott W. Fordham (age 38) joined us as Vice President and Chief Accounting Officer effective January 5, 2006 upon consummation of our merger with Prentiss.  Prior to consummation of the merger, he served as the Senior Vice President and Chief Accounting Officer of Prentiss and was in charge of the corporate accounting and financial reporting groups of Prentiss.  Mr. Fordham is a Texas CPA.  He joined the Prentiss accounting organization in November 1992 and previously worked in public accounting with PricewaterhouseCoopers LLP.  Mr. Fordham received a BA in Accounting from Baylor University.

          Timothy M. Martin (age 35) is our Vice President – Finance and Treasurer.  Mr. Martin joined us on April 27, 1997 as Director of Financial Reporting and served as Vice President – Finance and Chief Accounting Officer from April 1, 2004 until January 5, 2006.  From 1993 to 1997, Mr. Martin served as a member of the audit staff of Arthur Andersen, LLP’s Philadelphia office, specializing in real estate.

          William D. Redd (age 50) is our Vice President – Operations - Virginia Region.  Mr. Redd became an officer with us on June 1, 1999.  Prior to joining us, Mr. Redd was a partner from 1988 until1999 with Childress Klein Properties, a privately-held real estate firm headquartered in Charlotte, North Carolina.  From 1985 until1988, Mr. Redd was with Trammell Crow Company.  Mr. Redd holds a law degree from the University of Virginia and a B.A. degree from Hampden-Sydney College.  He has served on the Board of Directors for the Children’s Museum of Richmond, Richmond Real Estate Group and Greater Richmond Association of Commercial Real Estate.  Mr. Redd holds a Virginia real estate license..

          Philip M. Schenkel (age 42) is our Vice President – Operations – Northern Pennsylvania Region.  Mr. Schenkel joined us in 1998 and became a Vice President in December 2000.  Prior to joining us, Mr. Schenkel was employed by Atlantic American Properties, a real estate development and management firm, where he served as an Asset Manager from 1997 to 1998.  Mr. Schenkel was employed by Bell Atlantic Properties, as an Asset Manager and a Regional Director of Leasing, from 1990 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our Trustees and executive officers, and owners of more than 10% of a registered class of our equity securities, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common shares and other equity securities.  Based on our records and other information, we believe that during the year ended December 31, 2005 all applicable Section 16(a) filing requirements were met.

Back to Contents

Item 11.	EXECUTIVE COMPENSATION

          The following tables and footnotes set forth information concerning the compensation paid by us for the years ended December 31, 2005, 2004 and 2003: (i) to our President and Chief Executive Officer and (ii) to each of our four other most highly compensated executive officers in 2005 who were serving as executive officers at December 31, 2005 (the “Named Executive Officers”).

Back to Contents

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

Name and Principal Position	Year (1)	Salary	Bonus (2)	Other Annual Compensation (3)	Restricted Share Awards (4)	Securities Underlying Options (#)	LTIP Payouts ($)		All Other Compensation ($) (6)

Gerard H. Sweeney	2005	$432,000	$1,100,000	$67,941	$1,700,000	—	—		$44,778
President and Chief	2004	$382,000	$900,000	$55,588	$1,000,000	—	—		$36,960
Executive Officer	2003	$363,249	$750,000	$19,854	$812,528	—	$583,617	(5)	$10,477
Christopher P. Marr	2005	$308,637	$310,000	$13,676	$300,000	—	—		$22,922
Senior Vice President	2004	$291,000	$305,000	$10,315	$300,000	—	—		$20,190
and Chief Financial Officer	2003	$286,833	$250,000	—	$225,006	—	—		$15,786
Brad A. Molotsky	2005	$270,200	$315,000	$14,559	$300,000	—	—		$20,610
Senior Vice President,	2004	$228,500	$255,000	$22,500	$250,000	—	—		$15,990
General Counsel and	2003	$216,833	$175,000	$7,719	$160,011	—	—		$14,735
Secretary
Anthony S. Rimikis	2005	$239,400	$160,000	$14,118	$150,000	—	—		$18,086
Senior Vice President –	2004	$229,700	$150,000	$13,235	$160,000	—	—		$17,494
Development Services	2003	$213,033	$160,000	$7,062	$160,011	—	—		$16,422
George D. Sowa	2005	$220,700	$130,000	$2,294	$125,000	—	—		$14,790
Senior Vice President –	2004	$214,700	$110,000	$7,765	$100,000	—	—		$13,710
Operations	2003	$213,033	$100,000	$2,645	$80,005	—	—		$14,640

(1)	Compensation is reportable in the year in which the compensable service was performed even if we paid the compensation in a subsequent year.

(2)
Bonus amounts for 2005, which were approved by the Compensation Committee on February 10, 2006, were paid as follows:  (i) 25% either in common shares or a common share equivalent in an investment account established under the Company’s deferred compensation plan, with each share or share equivalent valued at $31.10 per share (the closing price of a common share on February 10, 2006) and (ii) 75%, at the election of the applicable executive, in any combination of cash and common shares (or a common share equivalent under the deferred compensation plan), with each share or share equivalent valued at 85% of the closing price of a common share on February 10, 2006.  Notwithstanding the general approach, any executive who met the share ownership requirement applicable to him as of the date of the bonus award, as set forth in our Corporate Governance Principles (a copy of which is available on our website), is not required to take any portion of his bonus in common shares (or common share equivalents) and is entitled to the 15% discount referred to above on any portion of the bonus taken in common shares (or common share equivalents).  Each of the Named Executive Officers met the share ownership requirement applicable to him as of the date of the bonus award.  The portion of the common shares (or the common share equivalents) received as a result of the discounted purchase price is subject to transfer restrictions until December 31, 2007.  Bonus amounts for 2004 and 2003 were approved and paid in a manner comparable to the manner described in the first sentence of this footnote for 2005 bonus amounts.

(3)	Represents the difference between the price paid for the common shares (or the common share equivalents) and the market price of such shares (or share equivalents) on the date of acquisition.

(4)
Restricted common shares for each of 2005, 2004 and 2003 were awarded in February 2006, February 2005 and March 2004, respectively, and vest in five equal annual installments commencing on January 1 of the year following the year of award.  All restricted common shares vest upon a change of control of us, death or disability.  The holder of restricted common shares is entitled to vote the shares and to receive distributions on the shares from the date of award.  Vesting of the restricted common shares is not subject to performance-based conditions.  The total number of unvested restricted common shares held by each Named Executive Officer at December 31, 2005 and the value of such unvested restricted common shares at December 31, 2005 are shown in the following table:

Back to Contents

Name	Total Number of Unvested Restricted Common Shares	Aggregate Value at December 31, 2005

Gerard H. Sweeney	127,104	$3,547,473
Christopher P. Marr	26,529	$740,424
Brad A. Molotsky	19,545	$545,501
Anthony S. Rimikis	16,847	$470,200
George D. Sowa	11,575	$323,058

(5)
In February 2000, we loaned Mr. Sweeney $1.5 million solely to enable him to purchase 96,000 common shares.  The loan, which bore interest at the lower of our cost of funds or a rate based on the dividend payable on the common shares, was subject to forgiveness over a three-year period, with the amount of forgiveness tied to our total shareholder return compared to the total shareholder return of a peer group of companies.  During each of 2001, 2002 and 2003, one-third of the principal amount of the loan, together with accrued interest thereon, was forgiven in accordance with the terms of the loan.  The loan is no longer outstanding.

(6)	Includes employer matching and profit sharing contributions to our 401(k) retirement and profit sharing plan and deferred compensation plan and life insurance premiums.

Back to Contents

Stock Options Held by Executive Officers at December 31, 2005

          The following table sets forth information regarding options for the purchase of common shares that were exercised by Named Executive Officers during the year ended December 31, 2005 and the unexercised options held by Named Executive Officers at December 31, 2005.

Aggregated Options/SAR Exercises in Last Fiscal Year
And Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR at FY- End (#) Exercisable/ Unexercisable (1)	Value of Unexercised In-the- Money Options at FY End ($) Exercisable/ Unexercisable

Gerard H. Sweeney	100,000	$936,367	1,065,156/0	$1,577,125/0
President and Chief
Executive Officer
Christopher P. Marr	N/A	N/A	0/0	$0/$0
Senior Vice President
and Chief Financial Officer
Brad A. Molotsky	12,500	$44,350	28,537/0	$1,003/0
Senior Vice President,
General Counsel and
Secretary
Anthony S. Rimikis	16,094	$47,931	28,537/0	$1,003/0
Senior Vice President -
Development Services
George D. Sowa	14,309	$84,489	8,322/0	$0/0
Senior Vice President -
Operations

(1)
If we undergo a change of control, unexercised options held by Messrs. Molotsky, Rimikis and Sowa convert into 2,587, 2, 587 and 971 common shares, respectively.  Similarly, 1,018,489 of the options held by Mr. Sweeney convert into 118,812 common shares upon a change of control.  The number of common shares issuable upon a change of control is subject to a proportional reduction in the event of any prior option exercise.

Employment Agreements

          Mr. Sweeney’s Employment Agreement.  We have an employment agreement with Mr. Sweeney.  The agreement provides for an annual base salary of $350,000; $70,000 per year for financial planning and other activities; and a $12,000 per year automobile allowance.  The term of the agreement extends through May 7, 2008.  If the term of Mr. Sweeney’s employment is not extended upon expiration, we will be obligated to provide him with a severance benefit during the one-year period following expiration of the term equal to the sum of his prior year salary and bonus as well as health care benefits.  The agreement entitles Mr. Sweeney to a payment equal to 2.99 times the sum of his annual salary and annual and

Back to Contents

long-term bonus upon: (i) termination of his employment without cause, (ii) his resignation “for good reason” or (iii) his death.  Resignation by Mr. Sweeney within six months following a reduction in his salary, an adverse change in his status or responsibilities, certain changes in the location of our headquarters or a change in control of us would each constitute a resignation “for good reason.”

          Additional Employment Agreements.  In connection with our merger with Prentiss, we entered into six separate employment agreements with executives of Prentiss: Robert K. Wiberg, Daniel K. Cushing, Christopher M. Hipps, Michael J. Cooper, Gregory S. Imhoff and Scott W. Fordham.  Each of the employment agreements sets forth the terms under which we have employed the applicable executive, including title, responsibilities and compensation.  The table below provides selected information from each employment agreement.

Summary of Employment Agreements

Name	Title	Base Salary	Brandywine Share Grants (1)	Stated Term

Robert K. Wiberg	Executive Vice President and Managing Director of Operations	$250,000	- 13,800 fully vested shares - 6,900 restricted shares	Two Years
Daniel K. Cushing	Senior Vice President and Managing Director – Western Region	$215,000	- 13,800 fully vested - 3,450 restricted shares	Two Years
Christopher M. Hipps	Executive Vice President and Managing Director – Southwest Region	$215,000	13,800 fully vested shares	Two Years
Michael J. Cooper	Senior Vice President – Mid-Atlantic Region	$200,000	6,900 fully vested shares	Two Years
Gregory S. Imhoff	Senior Vice President and Chief Administrative Officer	$200,000	—	One Year
Scott W. Fordham	Vice President and Chief Accounting Officer	$170,000	—	One Year

          (1)          Share grants represent our common shares.  As indicated in the above table, some of the shares granted were fully vested on the grant date.  The restricted shares granted to Messrs. Wiberg and Cushing will vest on the third anniversary of the grant date and vesting is not subject to performance-based conditions.  The holder of restricted shares is entitled to vote the unvested restricted shares and to receive distributions from the date of the award.

Back to Contents

Severance Agreements

          We have severance agreements or arrangements with those of our officers who have not entered into employment agreements with us.  Under the severance agreements, if the employment of an executive terminates within a specified period of time following the date that we undergo a change of control (such period being two years from the date of the change of control for Senior Vice Presidents and one year for other officers that entered into such agreements) then the executive will be entitled to a severance payment in an amount based on a multiple of his or her salary and annual and long-term bonus.  For our Senior Vice President and Chief Financial Officer and Senior Vice President and General Counsel, the multiple is 2.25; for other Senior Vice Presidents without an employment agreement, the multiple is 1.75; for the Vice President – Finance and Treasurer and Vice President – Investment, the multiple is 1.50; and for other Vice Presidents with such agreements, the multiple is 1.00.  The agreements also provide for a comparable payment to or for the benefit of an executive (or his or her estate) who dies or becomes disabled while employed with us.  Those of our officers who joined us upon completion of our merger with Prentiss are entitled to severance benefits under the severance policy that Prentiss established prior to the merger.  Generally, under this policy, if a covered executive’s employment were to be terminated by us within a one to two year period following the merger, we would be required to pay severance to the executive in an amount based on a multiple of the executive’s base salary and bonus, with the multiple ranging from 2.0 to 1.0.

401(k) Plan

          We maintain a Section 401(k) and Profit Sharing Plan (the “401(k) Plan”) covering eligible employees.  The 401(k) Plan permits eligible employees to defer up to a designated percentage of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code.  The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan.  We reserve the right to make matching contributions or discretionary profit sharing contributions.  The 401(k) Plan is designed to qualify under Section 401 of the Code so that contributions by employees or us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until such amounts are withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made.

Deferred Compensation Plan

          Our Executive Deferred Compensation Plan (the “EDCP”) provides our senior executives and Trustees with the opportunity to defer a portion of their base salary and bonus (or, in the case of Trustees, annual retainer and Board fees) on a tax-deferred basis.  If a participant’s matching contributions under our 401(k) plan are limited due to participation in the EDCP or as a result of limitations on matching contributions imposed by the Internal Revenue Code, we make a matching contribution only to the extent the participant defers an amount under the EDCP at least equal to the amount that would have been required if the matching contribution had been made under our 401(k) plan.  We reserve the right to make matching contributions for executives on deferred amounts and to make a discretionary profit sharing contribution for executives on compensation in excess of $210,000.  Participants elect the timing and form of distribution.  Distributions are in the form of a lump sum or installments and can commence in-service, after a required minimum deferral period, or upon retirement.  Participants elect the manner in which their accounts are deemed invested during the deferral period.  One of the deemed investment options is a hypothetical investment fund consisting of common shares.  Because the EDCP is a “nonqualified” deferred compensation plan, we are not obligated to invest deferred amounts in the selected manner or to set aside any deferred amounts in trust.  In general, compensation subject to a deferral election, matching contributions and profit sharing contributions are not includible in a participant’s taxable income for federal income tax purposes until the participant receives a distribution from the EDCP.  We are not entitled to a deduction until such amounts are distributed.

Back to Contents

Compensation Committee Interlocks and Insider Participation

          The Compensation Committee of our Board is currently comprised of Charles P. Pizzi (Chair), Walter D’Alessio and Michael J. Joyce, none of whom is or has been an executive of the Company.  In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any company that has an executive officer serving as a member of our Board.

Compensation of Trustees

          In 2005, our Trustees (other than Mr. Sweeney) received the following compensation for their service as Trustees:

•	$35,000 annual fee payable in cash or common shares, at each Trustee’s election;

•	$25,000 annually in “restricted” common shares that vest in three equal annual installments (valued at the closing price of the common shares on the date of the annual meeting of shareholders);

•	$1,500 for participation in each meeting and informational session of the Board;

•	$1,000 for participation by a member of a Board committee in each meeting of the committee;

•
$10,000 annual fee for the Chair of the Board; $7,500 annual fee for the Chair of the Audit Committee; $6,000 annual fee for the Chair of the Compensation Committee; and $5,000 annual fee for the Chair of the Corporate Governance Committee.

          Accordingly, including the $25,000 in restricted common shares, we paid aggregate 2005 compensation to our Trustees (other than Mr. Sweeney) for services on the Board and Board committees as follows: Mr. D’Alessio ($100,511), Mr. Nichols, ($84,000), Mr. Aloian ($107,017), Mr. Axinn ($86,525), Mr. Fowler ($94,750), Mr. Joyce ($99,511) and Mr. Pizzi ($105,500).  Messrs. August and Prentiss did not join our Board until January 2006.

          Trustees are also reimbursed for expenses of attending Board and Board committee meetings.  In addition, our Corporate Governance Principles encourage our Trustees to attend continuing education programs for directors and provide for reimbursement of the reasonable costs of attending such programs.

          Each restricted common share awarded as part of the annual grant entitles the holder to receive cash distributions and voting rights equivalent to the distribution and voting rights on a common share that is not subject to any restrictions.  A restricted common share is subject to forfeiture in the event that the Trustee terminates service on the Board prior to the applicable vesting date for reasons other than death, disability or a change of control of us.  Trustees may elect to defer the receipt of all or a portion of their $35,000 annual fee and $1,500 per Board meeting fee into our deferred compensation plan.

          In March 2006, we modified our Trustee compensation.  As modified, the annual award of restricted common shares increased to $40,000; the annual fee for the Chair of the Board increased to $45,000; and the annual fees for the Chairs of the Audit, Compensation and Corporate Governance Committees increased to $15,000, $10,000 and $10,000, respectively.  The remaining elements of Trustee compensation, including the annual fee and per meeting fees, were not changed.

Consulting and Related Agreements

          Mr. Nichols.  On January 5, 2006, we entered into an agreement with Mr. Nichols that amended the agreement that we entered into with him in March 2004.  This amendment provides for Mr. Nichols’: (i) assistance in our integration activities with respect to the Prentiss organization, as and to the extent

Back to Contents

requested by our President and Chief Executive Officer or our Board and (ii) consultation and advice for special research projects, business development initiatives and strategic planning, as and to the extent requested by our President and Chief Executive Officer or our Board.  We agreed to compensate Mr. Nichols for his services at the rate of $500 per hour.  The amendment does not reduce the benefits to which Mr. Nichols is entitled under our March 2004 agreement with him and extends the term of his engagement with us from December 31, 2006 until December 31, 2007.  The benefits to which Mr. Nichols is entitled primarily consist of: (i) our agreement  to use commercially reasonable efforts to cause him to be nominated for election to the Board at each annual meeting of shareholders held prior to December 31, 2007; (ii) our agreement to pay him compensation for service on the Board in the same amount that we pay a non-employee Trustee for service on the Board; (iii) our agreement to pay him $15,000 per year for financial planning services and $20,000 per year for community participation services, in each case through December 31, 2007; and (iv) our agreement to provide him with health care and life insurance benefits through December 31, 2010.

          Mr. Prentiss.  On January 5, 2006, we entered into a consulting agreement with Mr. Prentiss.  The agreement: (i) has a three-year term; (ii) provides for Mr. Prentiss’ consulting services to us for $1,000 per year; (iii) restricts for one year (up to two years for certain activities) the types of activities that Mr. Prentiss may engage in, (iv) provides for not less than 3,300 square feet of office space for Mr. Prentiss; and (v) provides for secretarial support for Mr. Prentiss.  Mr. Prentiss will continue to be entitled to benefits under the employment agreement that he entered into with Prentiss prior to our merger with Prentiss.  These benefits include Mr. Prentiss’ continued entitlement to health, vision, dental, prescription drug and disability insurance coverages at our expense for three years from the merger.  These benefits also include the right of Mr. Prentiss to up to 100 hours per year of flight time on a Challenger 300 aircraft during the three-year period and the right to purchase the aircraft at the end of this period for $100,000.  In addition, if any payments made to Mr. Prentiss in connection with the merger would result in an excise tax imposed by either Section 4999 or Section 409A of the Internal Revenue Code, he would be entitled to receive from us a tax reimbursement payment that would put him in the same financial position after-tax that he would have been in if the excise tax did not apply to such amount.

          Mr. August.  On January 5, 2006, we entered into a consulting agreement with Mr. August.  The agreement: (i) has a three-year term; (ii) provides for Mr. August’s consulting services to us for $1,000 per year; (iii) restricts for one year (up to two years for certain activities) the types of activities that Mr. August may engage %' (iv) provides for not less than 2,500 square feet of office spaces for Mr. August; and (v) provides for secretarial support for Mr. August.  Mr. August will continue to be entitled to benefits under the employment agreement that he entered into with Prentiss prior to our merger with Prentiss.  These benefits include Mr. August’s continued entitlement to health, vision, dental, prescription drug and disability insurance coverages at our expense for three years from the merger.  In addition, if any payments made to Mr. August in connection with the merger would result in an excise tax imposed by either Section 4999 or Section 409A of the Internal Revenue Code, he would be entitled to receive from us a tax reimbursement payment that would put him in the same financial position after-tax that he would have been in if the excise tax did not apply to such amount.

Back to Contents

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of March 15, 2006 regarding the beneficial ownership of common shares (and common shares for which Class A Units of Brandywine Operating Partnership, L.P. (“Operating Partnership”) may be exchanged) by each Trustee, by each Named Executive Officer, by all Trustees and executive officers as a group, and by each person known to us to be the beneficial owner of more than 5% of the outstanding common shares.  Except as indicated below, to our knowledge, all of such common shares are owned directly, and the indicated person has sole voting and investment power.

Name and Business Address of Beneficial Owner (1)	Number of Common Shares	Percentage of Common Shares (2)

Cohen & Steers Capital Management, Inc. (3)	6,497,703	7.12%
Gerard H. Sweeney (4)	1,606,806	1.74%
D. Pike Aloian (5)	9,922	*
Thomas F. August (6)	895,577	*
Donald E. Axinn (7)	917,616	1.00%
Walter D’Alessio (8)	8,770	*
Wyche Fowler (9)	4,637	*
Michael J. Joyce (10)	2,420	*
Anthony A. Nichols, Sr. (11)	253,283	*
Charles P. Pizzi (12)	5,651	*
Michael V. Prentiss (13)	2,366,718	2.57%
Christopher P. Marr (14)	40,826	*
Brad A. Molotsky (15)	69,684	*
Anthony S. Rimikis (16)	57,607	*
George D. Sowa (17)	31,994	*
All Trustees and Executive Officers as a Group (25 persons)	6,741,859	7.33%

*Less than one percent.

(1)	Unless indicated otherwise, the business address of each person listed is 401 Plymouth Road, Plymouth Meeting, Pennsylvania 19462.

(2)
Assumes that all Class A Units eligible for redemption held by each named person or entity are redeemed for common shares.  The total number of common shares outstanding used in calculating the percentage of common shares assumes that none of the Class A Units eligible for redemption held by other named persons or entities are redeemed for common shares.

(3)
Based on Amendment No. 9 to a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2006 by Cohen & Steers, Inc. and Cohen & Steers Capital Management, Inc.  Cohen & Steers and Cohen & Steers Capital Management, Inc. has a business address at 757 Third Avenue, New York, New York 10017.

(4)
Includes (a) 541,650 common shares and (b) 1,065,156 common shares issuable upon the exercise of options that are currently exercisable or that become exercisable within 60 days of March 15, 2006.  Does not include 80,415.704 common share equivalents credited to Mr. Sweeney’s account in the EDCP as of March 15, 2006.

Back to Contents

(5)	Mr. Aloian has a business address at 1251 Avenue of the Americas, 44th Floor, New York, New York 10020.

(6)	Mr. August has a business address at 6214 Park Lane, Dallas, Texas 75225.

(7)
Includes (a) 5,632 common shares, (b) 100,000 common shares issuable upon the exercise of options that are currently exercisable and (c) 811,984 common shares issuable upon redemption of Class A Units.  Mr. Axinn has a business address at 131 Jericho Turnpike, Jericho, NY 11743.

(8)	Mr. D’Alessio has a business address at 1600 Market Street, Philadelphia, Pennsylvania 19103.

(9)	Mr. Fowler has a business address at 701 A Street, N.E., Washington, D.C. 20002.

(10)	Mr. Joyce has a residence at 19 Wood Ibis, Hilton Head Island, South Carolina 29928.

(11)	Does not include 5,477.662 common share equivalents credited to Mr. Nichols’ account in the EDCP as of March 15, 2006.

(12)	Mr. Pizzi has a business address at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129.

(13)	Mr. Prentiss has a business address at 5006 Seneca Drive, Dallas, Texas 75209.

(14)	Does not include 10,486.995 common share equivalents credited to Mr. Marr’s account in the EDCP as of March 15, 2006.

(15)
Includes (a) 41,147 common shares and (b) 28,537 common shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 2006.  Does not include 26,065.682 common share equivalents credited to Mr. Molotsky’s account in the EDCP as of March 15, 2006.

(16)
Includes (a) 29,070 common shares and (b) 28,537 common shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 2006.  Does not include 23,217.847 common share equivalents credited to Mr. Rimikis’ account in the EDCP as of March 15, 2006.

(17)
Includes (a) 23,672 common shares and (b) 8,322 common shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 2006.  Does not include 15,050.131 common share equivalents credited to Mr. Sowa’s account in the EDCP as of March 15, 2006.

Back to Contents

Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2005

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,276,722 (2)	26.82	2,743,581
Equity compensation plans not approved by security holders	—	—	—
Total	1,276,722 (2)	26.82	2,743,581

(1)
Relates to our Amended and Restated 1997 Long-Term Incentive Plan and 46,667 options awarded prior to adoption of the 1997 Long-Term Incentive Plan.  In May 2005 our shareholders approved an increase to the number of common shares that may be issued or subject to award under the Plan, from 5,000,000 to 6,600,000.  The May 2005 amendment provided that 500,000 of the shares under the Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of our common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the Plan.  As part of our January 2006 acquisition of Prentiss, which was approved by our shareholders in December 2005, we assumed Prentiss’ three share incentive plans.  As of March 15, 2006, approximately 1,688,570 common shares remain available for issuance or the subject to award under the assumed Prentiss share incentive plans; however, any such issuances or awards under the assumed Prentiss plan may be made only to those of our employees who had been employed by Prentiss immediately prior to our acquisition of Prentiss or to those of our employees that we hired after our acquisition of Prentiss.

(2)	Does not include 316,134 unvested restricted common shares awarded under our Amended and Restated 1997 Long-Term Incentive Plan that were outstanding at December 31, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Employee Share Purchase Loans.  In 1998, our Board authorized us to make loans totaling $5.0 million to enable our employees to purchase Common Shares.  In 2001, the Board increased the loan authorization by $2.0 million.  The outstanding principal balances of the loans to executives officers that participated in the loan program at December 31, 2005 were as follows: Mr. Sweeney ($300,003) and Mr. Redd ($9,991).  Proceeds of the loans were used solely to fund the purchase of common shares.  The loans mature on October 15, 2006, are full recourse and are secured by the common shares purchased.  Interest accrues on the loans at the lower of the interest rate borne on borrowings under our revolving credit facility or a rate based on the dividend payments on the common shares and is payable quarterly.  For the quarter ended December 31, 2005, this rate was 4.18% per annum.  The principal of the loans is payable at the earlier of the stated maturity date and 90 days following termination of the applicable employee’s employment with us.

Back to Contents

          Loans We Acquired through Prentiss Merger.  Through our acquisition of Prentiss we acquired three loans made by Prentiss to two of its executives who are now our executives.  Prentiss loaned Christopher M. Hipps $127,667 on June 1, 2002 and loaned Daniel K. Cushing $74,583 on January 1, 2002.  Prentiss made these loans to assist these executives with moving expenses when they relocated to assume new management positions.  The loans contain forgiveness provisions with the purpose of securing the continued and future employment services of these executives.  One-fifth of the unpaid principal amount of each loan was or will be forgiven on each of the first five anniversaries of the loan grant provided the executive is not in default and his employment has not terminated.  In 2005 $25,533 was forgiven on the loan to Mr. Hipps and $14,917 was forgiven on the loan to Mr. Cushing.   In addition, Prentiss loaned Mr. Cushing $500,000 on June 14, 2002, interest free, to purchase a home in California.  This loan is non-recourse, is secured by the home purchased and is due on the earlier of (i) termination of Mr. Cushing’s employment, (ii) the sale of the home and (iii) June 14, 2012.

          Sale of 101 Paragon Drive.  We own a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive in Montvale, New Jersey.  The remaining fifty percent ownership interest in this building is owned by Donald E. Axinn, one of our Trustees.  On February 10, 2006, our Board (with Mr. Axinn abstaining) authorized the sale of this property to an unaffiliated third party for a gross sales price of $18,350,000.  Closing of the sale is scheduled to occur in August 2006, subject to a one-month extension right and subject to closing conditions, including completion of due diligence to the satisfaction of the buyer.  We estimate that our share of the sales proceeds, after reduction for discharge of the mortgage debt secured by the property, transfer taxes, brokerage fees and similar costs, will be approximately $3.1 million.  Our Board authorized us to sell this property because the Board concluded that the terms of sale are attractive and the disposition of this property is consistent with our focus on select core markets.

Item 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

          Audit Fees.  For 2005, we incurred audit fees of $1,011,548 in aggregate payable to our independent registered public accounting firm, PricewaterhouseCoopers LLP.  These fees include: (i) recurring audit and quarterly review fees of $595,125 for both us and our operating partnership and (ii) fees of $416,423 for comfort letters, consents and assistance with documents filed with the SEC in connection with our acquisition of Prentiss and a public debt offering by our operating partnership.

          For 2004, we paid PricewaterhouseCoopers LLP audit fees of $1,212,000 in aggregate.  These fees include: (i) recurring audit and quarterly review fees of $565,000 for us and for our operating partnership (which became a public registrant during 2004), (ii) audit fees of $378,000 in connection with the re-audits of our financial statements and those of our operating partnership for the years 2003, 2002 and 2001 and (iii) fees of $269,000 for comfort letters, consents and assistance with documents filed with the SEC in connection with our 2004 acquisition of the Rubenstein portfolio of properties, common and preferred share issuances by us and a public debt offering by our operating partnership.

          Audit-Related Fees.  For 2005, we incurred audit related fees of $54,343 payable to our independent registered public accounting firm, PricewaterhouseCoopers LLP in connection with our due diligence work related to the Prentiss acquisition. We did not pay PricewaterhouseCoopers LLP fees for audit-related services in 2004.

          Tax Fees.  We did not pay PricewaterhouseCoopers LLP fees for tax services in 2005 or 2004.

          All Other Fees.  We did not pay fees to PricewaterhouseCoopers LLP for other services in 2005 or 2004.

          Pre-Approval Policy.  All services provided by PricewaterhouseCoopers LLP were pre-approved by our Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing

Back to Contents

functions.  The Audit Committee has adopted a pre-approved policy for services provided by the independent registered public accounting firm.  Under the policy, the Audit Committee has pre-approved the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts.  Any services that exceed the pre-approved dollar limits, or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee.  If the Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to the Audit Committee at its next meeting.

          We have been advised by PricewaterhouseCoopers LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in us or any of our subsidiaries.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

          (a)          1. and 2.   Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

Back to Contents

3.	Exhibits

Exhibits No.	Description

2.1
Agreement and Plan of Merger dated as of October 3, 2005 by and among the Company, Brandywine Operating Partnership, L.P., Brandywine Cognac I, LLC, Brandywine Cognac II, LLC, Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.1
Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997) (previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference)

3.1.2
Articles of Amendment to Declaration of Trust of the Company (September 4, 1997) (previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference)

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

3.1.8	Articles Supplementary to Declaration of Trust of the Company (February 5, 2004) (previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)
3.1.9	Articles of Amendment to Declaration of Trust of the Company (October 3, 2005) (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
3.1.10
Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.11
First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.12
Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

3.1.13
Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.1.14
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.15
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.16
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.17
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.18
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.19
Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.20
Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.21
Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.22
Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.23
Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.1.24
Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K dated October 14, 2003 and incorporated herein by reference)
4.1	Form of7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference)
4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)
4.3.1
Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., the Company, certain wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.3.2
First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., the Company, certain wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.6	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to the Company’s Form 8-K dated December 20, 2005 and incorporated herein by reference)
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

10.3	List of partners of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.4	Amended and Restated Revolving Credit Agreement dated as of December 22, 2005 (previously filed as an exhibit to the Company’s Form 8-K dated December 23, 2005 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.5	Term Loan Agreement dated as of January 5, 2006 (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.6	Note Purchase Agreement dated as of November 15, 2004 (previously filed as an exhibit to the Company’s Form 8-K dated November 15, 2004 and incorporated herein by reference)
10.7
Tax Indemnification Agreement dated May 8, 1998, by and between the Operating Partnership and the parties identified on the signature page (previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.8	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)
10.9	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
10.10	Form of Donald E. Axinn Options** (previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)
10.11
Modification Agreement dated as of June 20, 2005 between the Operating Partnership and Donald E. Axinn (previously filed as an exhibit to the Company’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

10.12	Consent and Confirmation Agreement with Donald E. Axinn (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.13
Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to the Company’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.14	Registration Rights Agreement (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.15	Tax Protection Agreement (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.16	Alternative Asset Purchase Agreement (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.17	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
10.18	Letter to Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
10.19	Sales Agreement with Brinson Patrick Securities Corporation (previously filed as an exhibit to the Company’s Form 8-K dated November 29, 2004 and incorporated herein by reference)
10.20
2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.21
Amended and Restated Employment Agreement dated as of February 9, 2005 of Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.22	Employment Agreement with Robert K. Wiberg (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.23	Employment Agreement with Daniel K. Cushing (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.24	Employment Agreement with Christopher M. Hipps (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.25	Employment Agreement with Michael J. Cooper (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.26	Employment Agreement with Gregory S. Imhoff** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.27	Employment Agreement with Scott W. Fordham** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.28	Consulting Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.29	Consulting Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.30	Third Amended and Restated Employment Agreement with Michael V. Prentiss**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.31
First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.32
Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.33	Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.34
First Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.35
Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.36	Form of Acknowledgment and Waiver Agreement** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.37	1997 Long-Term Incentive Plan (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference)
10.38	Executive Deferred Compensation Plan** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)
10.39	Executive Deferred Compensation Plan** (previously filed as an exhibit to the Company’s Form 8-K dated December 23, 2004 and incorporated herein by reference)
10.40
Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.41	2002 Restricted Share Award for Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
10.42
2002 Form of Restricted Share Award for Executive Officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.43	2002 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference)
10.44	2002 Non-Qualified Option to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
10.45	2003 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.46	2003 Restricted Share Award to Anthony S. Rimikis** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.47	2003 Restricted Share Award to H. Jeffrey De Vuono** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.48	2003 Restricted Share Award to George D. Sowa** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.49	2003 Restricted Share Award to Brad A. Molotsky** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.50	2003 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.51	2004 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)
10.52
Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.53	Form of 2004 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)
10.54	Form of 2004 Restricted Share Award to non-executive trustee (Wyche Fowler)** (previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)
10.55	2005 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)
10.56
Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.57	Form of 2005 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to the Company’s Form 8-K dated May 26, 2005 and incorporated herein by reference)
10.58	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.59
Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.60	Form of Severance Agreement for executive officers** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)
10.61	Summary of Trustee Compensation** (previously filed as an exhibit to the Company’s Form 8-K dated March 17, 2006 and incorporated herein by reference)
10.62	Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.63	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.64	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.65	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.66	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.67	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.68	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.69	Prentiss Properties Trust 2005 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.70	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.71
Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.72
Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.73	Form of Restricted Share Award** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
12.1	Statement re Computation of Ratios
14.1	Code of Business Conduct and Ethics (previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)
21.1	List of subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

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
Date: March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	March 21, 2006

Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 21, 2006

Gerard H. Sweeney

/s/ Christopher P. Marr	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2006

Christopher P. Marr

/s/ Scott W. Fordham	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 21, 2006

Scott W. Fordham

/s/ D. Pike Aloian	Trustee	March 21, 2006

D. Pike Aloian

/s/ Thomas F. August	Trustee	March 21, 2006

Thomas F. August

/s/ Donald E. Axinn	Trustee	March 21, 2006

Donald E. Axinn

/s/ Wyche Fowler	Trustee	March 21, 2006

Wyche Fowler

/s/ Michael J. Joyce	Trustee	March 21, 2006

Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	March 21, 2006

Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	March 21, 2006

Charles P. Pizzi

/s/ Michael V. Prentiss	Trustee	March 21, 2006

Michael V. Prentiss

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Partners of Brandywine Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the indexappearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 21, 2006

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31,

	2005	2004

ASSETS
Real estate investments:
Operating properties	$2,560,061	$2,483,134
Accumulated depreciation	(390,333)	(325,802)

Operating real estate investments, net	2,169,728	2,157,332
Construction-in-progress	273,240	145,016
Land held for development	98,518	61,517

Total real estate invesmtents, net	2,541,486	2,363,865
Cash and cash equivalents	7,174	15,346
Escrowed cash	18,498	17,980
Accounts receivable, net	12,874	11,999
Accrued rent receivable, net	47,034	32,641
Marketable securities	—	423
Investment in real estate ventures, at equity	13,331	12,754
Deferred costs, net	37,602	34,449
Intangible assets, net	78,097	101,056
Other assets	49,649	43,471

Total assets	$2,805,745	$2,633,984

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$494,777	$518,234
Unsecured notes	936,607	636,435
Unsecured credit facility	90,000	152,000
Accounts payable and accrued expenses	52,635	49,242
Distributions payable	28,880	27,363
Tenant security deposits and deferred rents	20,953	20,046
Acquired below market leases, net of accumulated amortization of $6,931 and $2,341	34,704	39,271
Other liabilities	4,411	1,343

Total liabilities	1,662,967	1,443,934
Commitments and contingencies (Note 23)
Redeemable limited partnership units at redemption value; 1,945,267 and 2,061,459 issued and outstanding	54,300	60,586
Partners’ Equity
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2005 and 2004	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2005 and 2004	55,538	55,538
General Partnership Capital, 56,179,075 and 55,292,752 units issued and outstanding in 2005 and 2004, respectively	988,197	1,029,144
Accumulated other comprehensive loss	(3,169)	(3,130)

Total partners’ equity	1,088,478	1,129,464

Total liabilities and partners’ equity	$2,805,745	$2,633,984

The accompanying condensed notes are integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Years ended December 31,

	2005	2004	2003

Revenue:
Rents	$328,072	$275,631	$256,616
Tenant reimbursements	49,509	37,572	37,518
Other	13,879	12,018	8,955

Total revenue	391,460	325,221	303,089
Operating Expenses:
Property operating expenses	114,876	89,857	80,244
Real estate taxes	39,411	31,062	27,681
Depreciation and amortization	111,886	79,904	60,332
Administrative expenses	17,982	15,100	14,464

Total operating expenses	284,155	215,923	182,721

Operating income	107,305	109,298	120,368
Other Income (Expense):
Interest income	1,376	840	2,004
Interest expense	(74,363)	(55,061)	(57,835)
Equity in income of real estate ventures	3,172	2,024	52
Net gains on sales of interest in real estate	4,640	2,975	20,537

Income before minority interest	42,130	60,076	85,126
Minority interest attributable to continuing operations	(154)	205	—

Income from continuing operations	41,976	60,281	85,126
Discontinued operations:
(Loss)income from discontinued operations	(159)	(336)	1,651
Net gain on disposition of discontinued operations	2,196	3,136	9,690

Income from discontinued operations	2,037	2,800	11,341

Net income	44,013	63,081	96,467
Income allocated to Preferred Units	(7,992)	(10,555)	(18,975)
Preferred Unit redemption/conversion benefit (charge)	—	4,500	(20,598)

Income allocated to Common Partnership Unit	$36,021	$57,026	$56,894

Basic earnings per Common Partnership Unit:
Continuing operations	$0.59	$1.09	$1.14
Discontinued operations	0.04	0.06	0.29

	$0.62	$1.15	$1.43

Diluted earnings per Common Partnership Unit:
Continuing operations	$0.58	$1.09	$1.13
Discontinued operations	0.04	0.06	0.29

	$0.62	$1.14	$1.43

Basic weighted average common partnership units outstanding	57,852,842	49,600,634	38,696,552
Diluted weighted average common partnership units outstanding	58,111,162	49,837,549	38,846,954

The accompanying  notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,

	2005	2004	2003

Net income	$44,013	$63,081	$96,467
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments	(713)	309	(1,117)
Settlement of treasury locks	—	(3,238)	—
Settlement of forward starting swaps	240	—	—
Reclassification of realized losses on derivative financial instruments to operations	450	2,809	5,311
Unrealized gain (loss) on available-for-sale securities	241	(696)	—
Reclassification of realized (gains) losses on available for sale securities to operations	(257)	(156)	50

Total other comprehensive (loss) income	(39)	(972)	4,244

Comprehensive income	$43,974	$62,109	$100,711

The accompanying  notes are an integral part of these consolidated financial statements

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands, except Units)

	Series A Preferred Mirror Units		Series C Preferred Mirror Units		Series D Preferred Mirror Units

	Units	Amount	Units	Amount	Units	Amount

Balance, January 1, 2003	750,000	$37,500	4,375,000	$98,035	—	$—
Net income	—	—	—	—	—	—
Net income allocable to redeemable partnership units	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—
Vesting of restricted units	—	—	—	—	—	—
Issuance of Series D Mirror Preferred Units	—	—	—	—	2,000,000	47,912
Redemption of Series C Mirror Preferred units	—	—	(3,281,250)	(74,491)	—	—
Conversion of Series C Mirror Preferred units to common shares	—	—	(1,093,750)	(25,020)	—	—
Issuance of general partnership units	—	—	—	—	—	—
Conversion of redeemable partnership units to common shares	—	—	—	—	—	—
Repayment of employee stock loans	—	—	—	—	—	—
Accretion of preferred unit discount	—	—	—	1,476	—	—
Amortization of stock options	—	—	—	—	—	—
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—
Distributions to Preferred Mirror Units	—	—	—	—	—	—
Distributions to Preferred Units	—	—	—	—	—	—
Distributions to general partnership unit holder	—	—	—	—	—	—

Balance, December 31, 2003	750,000	37,500	—	—	2,000,000	47,912
Net income	—	—	—	—	—	—
Net income allocable to redeemable partnership units	—	—	—	—	—	—
Other comprehensive income:	—	—	—	—	—	—
Vesting of restricted units	—	—	—	—	—	—
Issuance of preferred mirror units	—	—	—	—	—	—
Conversion of preferred mirror units	(750,000)	(37,500)	—	—	—	—
Redemption of preferred units	—	—	—	—	—	—
Issuance of general partnership units	—	—	—	—	—	—
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—
Repayment of employee stock loans	—	—	—	—	—	—
Amortization of stock options	—	—	—	—	—	—
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—
Distributions to Preferred Mirror Units	—	—	—	—	—	—
Distributions to Preferred Units	—	—	—	—	—	—
Distributions to general partnership unit holder	—	—	—	—	—	—

Balance, December 31, 2004	—	—	—	—	2,000,000	47,912
Net income	—	—	—	—	—	—
Net income allocable to redeemable partnership units	—	—	—	—	—	—
Other comprehensive income:	—	—	—	—	—	—
Vesting of restricted units	—	—	—	—	—	—
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—
Repayment of employee stock loans	—	—	—	—	—	—
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—
Distributions to Preferred Mirror Units	—	—	—	—	—	—
Distributions to Preferred Units	—	—	—	—	—	—
Distributions to general partnership unit holder	—	—	—	—	—	—

Balance, December 31, 2005	—	$—	—	$—	2,000,000	$47,912

	Series E Preferred Mirror Units		General Partner Capital		Accumulated Other Comprehensive Income	Total Partner’s Equity

	Units	Amount	Units	Amount

Balance, January 1, 2003	—	$—	35,226,315	$554,825	$(6,402)	$683,958
Net income	—	—	—	96,467	—	96,467
Net income allocable to redeemable partnership units	—	—	—	(3,589)	—	(3,589)
Other comprehensive income	—	—	—	—	—	—
Vesting of restricted units	—	—	82,912	1,768	4,244	6,012
Issuance of Series D Mirror Preferred Units	—	—	—	—	—	47,912
Redemption of Series C Mirror Preferred units	—	—	—	(16,959)	—	(91,450)
Conversion of Series C Mirror Preferred units to common shares	—	—	1,093,750	25,020	—	—
Issuance of general partnership units	—	—	4,587,500	110,982	—	110,982
Conversion of redeemable partnership units to common shares	—	—	50,233	1,206	—	1,206
Repayment of employee stock loans	—	—	—	2,509	—	2,509
Accretion of preferred unit discount	—	—	—	(1,476)	—	—
Amortization of stock options	—	—	—	104	—	104
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	(8,216)	—	(8,216)
Distributions to Preferred Mirror Units	—	—	—	(11,906)	—	(11,906)
Distributions to Preferred Units	—	—	—	(7,069)	—	(7,069)
Distributions to general partnership unit holder	—	—	—	(66,633)	—	(66,633)

Balance, December 31, 2003	—	—	41,040,710	677,033	(2,158)	760,287
Net income	—	—	—	63,081	—	63,081
Net income allocable to redeemable partnership units	—	—	—	(1,943)	—	(1,943)
Other comprehensive income:	—	—	—	—	(972)	(972)
Vesting of restricted units	—	—	90,597	1,697	—	1,697
Issuance of preferred mirror units	2,300,000	55,538	—	—	—	55,538
Conversion of preferred mirror units	—	—	1,339,286	37,500	—	—
Redemption of preferred units	—	—	—	4,500	—	4,500
Issuance of general partnership units	—	—	12,235,000	336,683	—	336,683
Exercise of warrants/options to purchase general partnership units	—	—	587,159	14,545	—	14,545
Repayment of employee stock loans	—	—	—	1,112	—	1,112
Amortization of stock options	—	—	—	102	—	102
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	(5,967)	—	(5,967)
Distributions to Preferred Mirror Units	—	—	—	(9,720)	—	(9,720)
Distributions to Preferred Units	—	—	—	(835)	—	(835)
Distributions to general partnership unit holder	—	—	—	(88,644)	—	(88,644)

Balance, December 31, 2004	2,300,000	55,538	55,292,752	1,029,144	(3,130)	1,129,464
Net income	—	—	—	44,013	—	44,013
Net income allocable to redeemable partnership units	—	—	—	(276)	—	(276)
Other comprehensive income:	—	—	—	—	(39)	(39)
Vesting of restricted units	—	—	—	1,630	—	1,630
Exercise of warrants/options to purchase general partnership units	—	—	—	18,999	—	18,999
Repayment of employee stock loans	—	—	—	50	—	50
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	2,774	—	2,774
Distributions to Preferred Mirror Units	—	—	—	(7,992)	—	(7,992)
Distributions to Preferred Units	—	—	—	(3,557)	—	(3,557)
Distributions to general partnership unit holder	—	—	—	(96,588)	—	(96,588)

Balance, December 31, 2005	2,300,000	$55,538	55,292,752	$988,197	$(3,169)	$1,088,478

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$44,013	$63,081	$96,467
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	84,561	64,175	54,353
Amortization:
Deferred financing costs	3,721	5,088	2,304
Deferred leasing costs	8,895	7,841	7,032
Acquired above (below) market leases, net	(1,542)	(406)	(287)
Assumed lease intangibles	18,573	8,112	177
Deferred compensation costs	2,764	2,114	2,869
Straight-line rental income	(14,952)	(6,023)	(5,917)
Provision for doubtful accounts	792	467	189
Real estate venture income in excess of distributions	(769)	(293)	—
Net gain on sales of interests in real estate	(6,820)	(6,111)	(30,227)
Minority interest	154	(205)	—
Changes in assets and liabilities:
Accounts receivable	(598)	(1,769)	(1,462)
Other assets	(11,810)	9,840	(4,674)
Accounts payable and accrued expenses	(2,407)	3,199	1,911
Tenant security deposits and deferred rents	(40)	3,750	(2,432)
Other liabilities	612	30	(1,510)

Net cash from operating activities	125,147	152,890	118,793
Cash flows from investing activities:
Acquisition of properties	(92,674)	(569,343)	(67,490)
Sales of properties, net	29,428	22,283	87,461
Capital expenditures and real estate development costs	(177,035)	(131,998)	(50,885)
Investment in unconsolidated real estate ventures	(269)	(233)	(521)
Escrowed cash	(518)	(1,320)	1,930
Investment in marketable securities	423	—	—
Cash distributions from real estate ventures in excess of equity in income	462	1,402	3,258
Increase in cash due to consolidation of variable interest entities	—	426	—
Proceeds from repayment of mortgage notes receivable	—	6,470	—
Leasing costs	(12,234)	(10,339)	(7,821)

Net cash from investing activities	(252,417)	(682,652)	(34,068)
Cash flows from financing activites:
Proceeds of Credit Facility borrowings	372,142	570,000	220,000
Repayments of Credit Facility borrowings	(434,142)	(723,000)	(222,000)
Proceeds from Unsecured Term Loans	—	433,000	—
Repayments of Unsecured Term Loans	—	(533,000)	—
Repayment of mortgage notes payable	(23,457)	(50,165)	(82,131)
Proceeds from Unsecured Notes	299,976	636,398	—
Debt financing costs	(4,026)	(13,580)	(112)
Exercise of stock options	18,999	—	—
Repayments on employee stock loans	50	1,112	2,509
Proceeds from issuances of shares, net	—	406,767	159,107
Redemption of Preferred Shares	—	—	(91,422)
Repurchases of Common Shares and minority interest units	(239)	(95,436)	—
Distributions paid to shareholders	(106,608)	(90,457)	(78,754)
Distributions to minority interest holders	(3,597)	(5,083)	(10,171)

Net cash from financing activities	119,098	536,556	(102,974)

(Decrease) increase in cash and cash equivalents	(8,172)	6,794	(18,249)
Cash and cash equivalents at beginning of year	15,346	8,552	26,801

Cash and cash equivalents at end of year	$7,174	$15,346	$8,552

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$53,450	$43,281	$52,645
Debt assumed in asset acquisitions	—	79,330	—
Class A Units issued in asset acquisitions	—	10,000	—

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

1.          ORGANIZATION AND NATURE OF OPERATIONS

Brandywine Operating Partnership, L.P. (referred to herein as “we”, “us” or the “Partnership’) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets.  The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties.  The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.  As of December 31, 2005, the Company owned 227 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 19.6 million net rentable square feet.  As of December 31, 2005, the Company owned economic interests in nine unconsolidated real estate ventures that contain approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) and in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.  The Properties are located in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia.  All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.

The Company owns its assets through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2005, owned a 96.7% interest in the Operating Partnership.  The Company conducts its third-party real estate management services business primarily through two management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”) and BTRS, Inc., each of which is a taxable REIT subsidiary.  The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees.  The Company owns 100% of BTRS, Inc.  As of December 31, 2005, the Management Companies were managing properties containing an aggregate of approximately 23.2 million net rentable square feet, of which approximately 19.6 million net rentable square feet related to Properties owned by the Company and approximately 3.6 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Partnership, and its majority-owned and/or controlled subsidiaries.  The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated.  All intercompany accounts and transactions have been eliminated in consolidation.

When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls.  Entities that the Partnership accounts for under the equity method (i.e. at cost, increased or decreased by the Partnership’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence.  The Partnership will reconsider its determination of whether an

Back to Contents

entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

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

Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

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

Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress.  In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Partnership’s development activities are capitalized until the property is placed in service.  Internal direct construction costs totaling $3.4 million in 2005, $3.0 million in 2004 and $1.7 million in 2003 and interest totaling $9.6 million in 2005, $3.0 million in 2004 and $1.5 million in 2003 were capitalized related to development of certain Properties and land holdings.

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

In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.  As of December 31, 2005 and 2004, the Partnership had no properties classified as held for sale.

Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less.  The Partnership maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

During the three years ended December 31, 2005, the Partnership had non-cash conversion of preferred shares as more fully discussed in Note 15.

Escrowed Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Partnership’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements.

Accounts Receivable
Leases with tenants are accounted for as operating leases.  Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease.  The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets.  Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.  As of December 31, 2005 and 2004, no tenant represents more than 10% of accounts receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.9 million and $3.0 million in 2005, respectively and $1.4 million and $2.7 million in 2004, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount.

Back to Contents

reserved.  First, the Partnership evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations.  In these situations, the Partnership uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Partnership expects to collect.  These reserves are reevaluated and adjusted as additional information becomes available.  Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories.  These percentages are based on historical collection and write-off experience.  If the financial condition of the Partnership’s tenants were to deteriorate, additional allowances may be required

Marketable Securities
The Partnership accounts for its investments in equity securities according to the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as  “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  At December 31, 2005, the Partnership had no investments in equity securities.

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

Other Assets
As of December 31, 2005, other assets included a direct financing lease of $15.2 million, prepaid real estate taxes of $8.1 million, deposits on properties to be purchased in 2006 totaling $6.9 million, cash surrender value of life insurance of $8.2 million, mortgage notes receivable of $4.3 million, furniture, fixtures and equipment of $2.6 million and $4.3 million of other assets.  As of December 31, 2004, other assets included a direct financing lease of $15.7 million, prepaid real estate taxes of $7.5 million, deposits on properties to be purchased in 2005 totaling $3.3 million, cash surrender value of life insurance of $6.1 million, mortgage notes receivable of $4.4 million, furniture, fixtures and equipment of $2.2 million and $4.3 million of other assets.

Back to Contents

Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by approximately $15.0 million in 2005, $6.0 million in 2004 and $5.9 million in 2003.  The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses.  Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees.  During 2005, 2004, and 2003, the Partnership earned $6.1 million, $1.5 million, and $3.5 million in termination fees.  In 2004, the Partnership recorded approximately $1.0 million plus accrued interest as other income relating to the settlement of litigation.  Additionally, during 2004, the Partnership recorded approximately $0.9 million in other income from the favorable settlement of an accrued liability.  Deferred rents represent rental revenue received from tenants prior to their due dates.

No tenant represented greater than 10% of the Partnership’s rental revenue in 2005, 2004 or 2003.

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

We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate income tax. We have elected to treat certain of our corporate subsidiaries as TRS’s.

Earnings Per Common Partnership Unit
Basic earnings per Common Partnership Unit is calculated by dividing income allocated to Common Partnership Units by the weighted-average number of units outstanding during the period.  Diluted earnings per Common Partnership Unit includes the effect of common partnership unit equivalents outstanding during the period.

Stock-Based Compensation Plans
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

Back to Contents

	Year ended December 31,

	2005	2004	2003

Net income allocated to Common Partnership Unit, as reported	$36,021	$57,026	$56,894
Add: Stock based compensation expense included in reported net income	2,764	2,114	2,740
Deduct: Total stock based compensation expense determined under fair value recognition method for all awards	(3,275)	(2,670)	(3,191)

Pro forma net income allocated to Common Partnership Unit	$35,510	$56,470	$56,443

Earnings per Common Partnership Unit
Basic - as reported	$0.62	$1.15	$1.43

Basic - pro forma	$0.61	$1.14	$1.42

Diluted - as reported	$0.62	$1.14	$1.43

Diluted - pro forma	$0.61	$1.13	$1.41

Comprehensive Income
Comprehensive income or loss is recorded in accordance with the provisions of SFAS 130 (“SFAS 130”), Reporting Comprehensive Income.  SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements.   Comprehensive income includes unrealized gains and losses on available-for-sale securities and the effective portions of changes in the fair value of derivatives.

Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133.  SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability.  For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income.  Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period.  For the three years ended December 31, 2005, 2004 and 2003, the Partnership was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges. See Note 8.

The Partnership actively manages its ratio of fixed-to-floating rate debt.  To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.  See Note 8.

Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation.

New Pronouncements
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An amendment of APB Opinion No. 29” (“SFAS 153”).  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchanges that lack commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 was effective for our interim periods beginning July 1, 2005.  The adoption of SFAS 153 did not have a material effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 provides guidance for determining whether a

Back to Contents

retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership does not believe that the adoption of SFAS 154 will have a material effect on our financial position and results of operations.

In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R.   The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity.  This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting.  EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005.  For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Partnership) using either a cumulative-effect-type adjustment or using a retrospective application.  The Partnership does not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is required to be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) also contains additional minimum disclosures requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made.  The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after December 15, 2005, and allows several different methods of transition .  The Partnership expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the partnership.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Partnership’s fiscal quarter ended December 31, 2005.  The Partnership adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material impact on the consolidated financial statements of the Partnership.

In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”).  FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period.  FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period.  Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3.  The terms of FSP FAS 13-1 are not applicable to lessees that account for the sale or rental of real estate projects in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005.    Retrospective application

Back to Contents

in accordance with SFAS 154 is permitted but not required.  The Partnership does not believe that the application of FSP FAS 13-1 will have a material impact on our financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, VIE’s, and how to determine when and which business enterprises should consolidate the VIE.  The consolidation provisions of FIN 46 were effective immediately for variable interests in VIE’s created after January 31, 2003.   In December 2003, FASB revised Interpretation FIN No. 46 (“FIN 46R”), which adopted several Financial Statement Positions and provided transitional guidance for relationships with VIE’s that are special purpose entities (“SPEs”) versus non-SPE’s. The Partnership has no SPE’s.  The Partnership implemented the revised guidance to previously existing non-SPE relationships as of March 31, 2004. In connection with the full adoption, the Partnership concluded that two previously unconsolidated real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) are VIE’s and that the Partnership is the primary beneficiary.   As a consequence, effective March 31, 2004, these investments have been consolidated in the Partnership’s balance sheet, with the interests of the outside joint venture partners reflected as a minority interest.  The results of operations for these investments subsequent to March 31, 2004 have been included in the Partnership’s consolidated statement of operations with the portion of net income for the investments attributable to outside venture partners reflected as minority interest attributable to continuing operations.  There was no cumulative effect gain or loss upon adoption on March 31, 2004.

With respect to the Partnership’s remaining investments in unconsolidated Real Estate Ventures, the Partnership has concluded that these investments are either not VIE’s or that the Partnership is not the primary beneficiary based on the terms of the arrangements.  Accordingly, the Partnership will continue to reflect these arrangements using the equity method.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for periods ending after March 31, 2004 and should be applied by restating previously reported earnings per share. Upon adoption of EITF 03-6, the Partnership determined that its Series A Preferred Shares and Series B Preferred Shares are participating securities; however, their classification as participating securities had no impact on the Partnership’s computation or presentation of basic or diluted earnings per share.  See Note 15 for the Partnership’s computation and presentation of earnings per share.

3.          REAL ESTATE INVESTMENTS

As of December 31, 2005 and 2004, the carrying value of the Partnership’s Properties was as follows:

	December 31,

	2005	2004

	(amounts in thousands)
Land	$456,736	$452,602
Building and improvements	1,951,252	1,892,153
Tenant improvements	152,073	138,379

	$2,560,061	$2,483,134

Back to Contents

Acquisitions and Dispositions

The Partnership’s acquisitions were accounted for by the purchase method.  The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.

2005

During 2005, the Partnership acquired one industrial property containing 385,884 net rentable square feet, two office properties containing 283,511 net rentable square feet and 36.4 acres of developable land for an aggregate purchase price of $94.5 million.  The Partnership sold the industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

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

The net assets acquired above do not include any amounts potentially due to the sellers as contingent consideration as part of the transaction.  The Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007.  The maximum number of Units that we are obligated to issue declines monthly and, as of December 31, 2005, the maximum balance payable under this arrangement was $5.1 million, with no amount currently due.

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

The Partnership financed the TRC acquisition using the net proceeds from its September 2004 Common Share offering, after repayment of the Partnership’s $100.0 million unsecured term loan facility, and the net proceeds received from two unsecured term loans.

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

Back to Contents

	Years ended December 31,

	2004	2003

	(unaudited)
Pro forma revenue	$381,906	$382,121
Pro forma income from continuing operations	45,950	59,757
Earnings per unit from continuing operations
Basic -- as reported	$1.09	$1.14

Basic -- as pro forma	$0.90	$0.58

Diluted - as reported	$1.09	$1.14

Diluted - as pro forma	$0.89	$0.57

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

2003
During 2003, the Partnership sold eight office properties containing an aggregate of approximately 343,000 net rentable square feet, two industrial properties containing an aggregate of approximately 131,000 net rentable square feet and four parcels of land containing an aggregate of approximately 24.1 acres for an aggregate of $45.6 million.  In December 2003, the Partnership sold two office properties containing an aggregate of approximately 633,000 net rentable square feet for an aggregate of $112.8 million, of which $52.9 million of proceeds were used to repay existing mortgage notes payable secured by the two properties.  The Partnership retained a 20% interest in the venture that purchased the properties.  The Partnership recognized a gain on the partial sale of approximately $18.5 million for the portion sold and deferred the gain on the portion retained.  The gain on sale and historical results for these properties have not be en reflected as discontinued operations because of the Partnership’s continuing involvement.  The Partnership also purchased five office properties containing approximately 360,000 net rentable square feet and one parcel of land containing approximately 10.0 acres for an aggregate of $67.8 million.

4.	INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2005, the Partnership had an aggregate investment of approximately $13.3 million in nine unconsolidated Real Estate Ventures (net of returns of investment).  The Partnership formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties.  Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

The Partnership also has investments in two real estate ventures that are variable interest entities under FIN No. 46R and of which the Partnership is the primary beneficiary.  The financial information for these two real estate ventures (Four Tower Bridge and Six Tower Bridge) were consolidated into the Partnership’s

Back to Contents

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

The Partnership’s investment in Real Estate Ventures as of December 31, 2005 and the Partnership’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2005 was as follows (in thousands):

	Ownership Percentage (1)	Carrying Amount	Company’s Share of Real Estate Venture Income (Loss)	Real Estate Venture Debt at 100%	Current Interest Rate	Debt Maturity

Two Tower Bridge Associates	35%	$2,361	$496	$10,270	6.82%	May-08
Five Tower Bridge Associates	15%	206	99	29,987	6.77%	Feb-09
Eight Tower Bridge Associates	5.5%	1,153	(171)	40,283	6.74%	Feb-07
1000 Chesterbrook Boulevard	50%	2,974	641	27,181	6.88%	Nov-11
PJP Building Two, LC	30%	138	62	5,435	6.12%	Nov-23
PJP Building Three, LC	25%	172	522	—	N/A	N/A
PJP Building Five, LC	25%	159	53	6,608	6.47%	Aug-19
Macquarie BDN Christina LLC	20%	3,955	1,075	74,500	4.62%	Jan-09
Residence Inn Tower Bridge	50%	2,213	75	10,754	8.50%	Apr-07
Invesco, L.P. (2)	35%	—	320	—	N/A	N/A

		$13,331	$3,172	$205,018

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns.
(2)	The Company’s interest consists solely of a residual profits interest.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Partnership had investment interests as of December 31, 2005 and 2004 (in thousands):

	December 31,

	2005	2004

Net property	$286,601	$294,378
Other assets	32,291	29,944
Liabilities	24,855	26,989
Debt	205,018	209,624
Equity	88,995	87,709
Company’s share of equity (Company basis)	13,331	12,754

The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Partnership had interests as of December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,

	2005	2004	2003

Revenue	$59,346	$46,906	$29,703
Operating expenses	29,387	19,395	11,576
Interest expense, net	12,324	11,843	9,585
Depreciation and amortization	9,359	9,514	8,085
Net income	8,276	6,154	457
Company’s share of income (Company basis)	3,172	2,024	52

During 2003, the Partnership recorded an impairment charge of $0.9 million associated with a non-operating joint venture.  The write-off consisted primarily of legal and acquisition costs related to a parcel of land that was not acquired.

Back to Contents

As of December 31, 2005, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2006	$1,462
2007	52,023
2008	8,028
2009	29,546
2010 and thereafter	113,959

$205,018

As of December 31, 2005, the Partnership had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures.  The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5.	DEFERRED COSTS

As of December 31, 2005 and 2004, the Partnership’s deferred costs were comprised of the following (in thousands):

	December 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

Leasing Costs	$52,476	$(23,116)	$29,360
Financing Costs	9,793	(1,551)	8,242

Total	$62,269	$(24,667)	$37,602

	December 31, 2004

	Total Cost	Accumulated Amortization	Deferred Costs, net

Leasing Costs	$46,458	$(19,768)	$26,690
Financing Costs	9,070	(1,311)	7,759

Total	$55,528	$(21,079)	$34,449

During 2005, 2004 and 2003, the Partnership capitalized internal direct leasing costs of $4.7 million, $4.0 million and $3.9 million, respectively, in accordance with SFAS No. 91 and related guidance.

Back to Contents

6.	INTANGIBLE ASSETS

As of December 31, 2005 and 2004, the Partnership’s intangible assets were comprised of the following (in thousands):

	December 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$47,965	$(12,575)	$35,390
Tenant relationship value	37,845	(5,606)	32,239
Above market leases acquired	14,404	(3,936)	10,468

Total	$100,214	$(22,117)	$78,097

	December 31, 2004

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$55,165	$(6,117)	$49,048
Tenant relationship value	40,570	(2,377)	38,193
Above market leases acquired	15,685	(1,870)	13,815

Total	$111,420	$(10,364)	$101,056

The reductions in the historical cost values during the year ending December 31, 2005 were due to re-allocation of the Partnership’s purchase price for the TRC Properties among the assets acquired and liabilities assumed based on final appraisals, and the retirement of assets that became fully amortized during the aforementioned period.

As of December 31, 2005, the Partnership’s annual amortization expenses for its intangible assets are as follows (in thousands):

2006	$16,931
2007	14,743
2008	11,015
2009	9,037
2010	6,747
Thereafter	19,624

Total	$78,097

Back to Contents

7.	MORTGAGE NOTES PAYABLE

The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2005 and 2004 (in thousands):

	Carrying Value
			Effective Interest Rate		Maturity Date
Property / Location	December 31, 2005	December 31, 2004

Grande B	$79,036	$80,429	7.48%		Jul-27
Two Logan Square	72,468	73,510	5.78	% (a)	Jul-09
Newtown Square/Berwyn Park/Libertyview	64,429	65,442	7.25%		May-13
Midlantic Drive/Lenox Drive/DCC I	63,803	64,942	8.05%		Oct-11
Grande A	61,092	62,177	7.48%		Jul-27
Plymouth Meeting Exec.	44,687	45,226	7.00	% (a)	Dec-10
Arboretum I, II, III & V	23,238	23,690	7.59%		Jul-11
Grande A	11,456	17,157	7.15	% (b)	Jul-27
Six Tower Bridge	15,083	15,394	7.79%		Aug-12
400 Commerce Drive	11,989	12,175	7.12%		Jun-08
Four Tower Bridge	10,763	10,890	6.62%		Feb-11
Croton Road	—	6,100	7.81%		Jan-06
200 Commerce Drive	5,911	5,976	7.12	% (a)	Jan-10
Southpoint III	5,431	5,877	7.75%		Apr-14
440 & 442 Creamery Way	5,581	5,728	8.55%		Jul-07
Norriton Office Center	5,191	5,270	8.50%		Oct-07
429 Creamery Way	2,927	3,087	8.30%		Sep-06
Grande A	1,551	3,040	7.32	% (b)	Jul-27
481 John Young Way	2,360	2,420	8.40%		Nov-07
111 Arrandale Blvd	1,043	1,100	8.65%		Aug-06
Interstate Center	766	959	5.44	% (b)	Mar-07
Unamortized fixed rate premiums	5,972	7,645

Total mortgage indebtedness	$494,777	$518,234

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2005 have been presented.

During 2005, 2004 and 2003, the Partnership’s weighted-average interest rate on its mortgage notes payable was 7.17%, 6.80% and 7.09%, respectively.  As of December 31, 2005 and 2004, the net carrying value of the Partnership’s Properties that are encumbered by mortgage indebtedness was $779.2 million and $815.8 million, respectively.

As of December 31, 2005, the Partnership’s aggregate principal payments are as follows (in thousands):

2006	$12,915
2007	22,461
2008	21,124
2009	77,726
2010	56,362
2011 and thereafter	298,217

Total mortgage payments	488,805
Plus: Unamortized debt premiums	5,972

Total mortgage indebtedness	$494,777

Back to Contents

8.             UNSECURED NOTES

The following table sets forth information regarding our unsecured notes outstanding at December 31, 2005 (in thousands):

Year	Face Amount	Unamortized Discount	Net	Maturity	Stated Interest Rate	Effective Interest Rate (1)

2008	$113,000	$—	$113,000	Dec-08	4.34%	4.34%
2009	275,000	(273)	274,727	Nov-09	4.50%	4.62%
2010	300,000	(24)	299,976	Dec-10	5.625%	5.61%
2014	250,000	(1,096)	248,904	Nov-14	5.40%	5.53%

	$938,000	$(1,393)	$936,607

(1)	Rates include the effect of amortization related to discounts and costs related to settlement of treasury lock agreements.

In October 2005, in anticipation of the offering of the 2010 unsecured notes, the Partnership entered into forward starting swaps.  The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting.  The forward starting swaps were for notional amounts totaling $125.0 million for an expiration of five years at an all-in-rate of 4.9%.  The forward starting swaps were settled in December 2005 upon the completion of the offering of the 2010 unsecured notes at a total benefit of approximately $0.2 million.  The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.

In October 2005, in anticipation of the offering of ten year notes during 2006, the Partnership entered into forward starting swaps.  The forward starting swaps are designated as cash flow hedges of interest rate risk and qualify for hedge accounting.  The forward starting swaps are for notional amounts totaling $125.0 million for an expiration of ten years at an all-in-rate of 5.1%.  The fair value of the forward starting swaps at December 31, 2005 is a liability of approximately $0.7 million and is recorded as a component of accumulated other comprehensive loss and other liabilities in the accompanying consolidated balance sheet.

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

The indenture relating to the 2009, 2010, and 2014 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt.  In addition, the note purchase agreement relating to the 2008 unsecured notes contains covenants that are similar to the above covenants.  At December 31, 2005, we were in compliance with all covenants in the indenture and note purchase agreement.

9.	UNSECURED CREDIT FACILITY

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.  In December 2005, the Partnership replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option.  Borrowings under the Credit Facility generally bears interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Partnership’s unsecured senior debt rating.  The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from our existing lenders or new lenders.  As of December 31,

Back to Contents

2005, the Partnership had $90.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $499.3 million of unused availability.  The weighted-average interest rate on the Partnership’s unsecured credit facilities, including the effect of interest rate hedges, was 4.58% in 2005, 3.79% in 2004, and 4.60% in 2003.

The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and various non-financial covenants.  As of December 31, 2005, the Company was not in compliance with one of its covenants in the Credit Facility.  Subsequently, the Company received a one-time waiver for the covenant.  Upon completion of the Prentiss merger, we would have been in compliance and expect to be in compliance prospectively.  The Company was in compliance with all other financial covenants as of December 31, 2005.

10.	UNSECURED TERM LOANS

During 2004, the Partnership repaid all amounts outstanding under its $100 million unsecured term loan facility.  The $100.0 million unsecured term loan bore interest at LIBOR plus a spread ranging from 1.05% to 1.9% per annum based on the Partnership’s leverage.

In connection with the TRC acquisition in September 2004, the Partnership obtained two term loans: a $320 million unsecured term loan due in 2007 (the “2007 Term Loan”) and a $113 million term loan due in 2008 (the “2008 Term Loan”).  In October 2004, the Partnership repaid all amounts outstanding under its 2007 Term Loan with proceeds of the 2009 and 2014 unsecured notes.  In December 2004, the Partnership repaid the 2008 Term Loan with the proceeds of the 2008 unsecured notes, which were issued by the Operating Partnership.  The Partnership and certain subsidiaries of the Operating Partnership have fully and unconditionally guaranteed the payment of the principal of and interest on the 2008 unsecured notes.  A former partner in TRC has also provided a guaranty of the 2008 unsecured notes (although this guaranty does not in any way limit or diminish the obligations of the Operating Partnership or obligations arisi ng under the guarantees that we and certain subsidiaries of the Operating Partnership provided).  As a result of the repayments of the 2007 and 2008 Term Loans, the Partnership wrote-off approximately $3.0 million of unamortized deferred financing costs in 2004.  These write-offs are presented as deferred financing costs within interest expense in the consolidated statement of operations.  While outstanding, the 2007 and 2008 Term Loans bore interest at LIBOR plus spreads of 1.1% and 1.35%, respectively.

The weighted-average interest rate for the Partnership’s unsecured term loans during 2004 and 2003 was 2.9% and 3.0%, respectively.

As of December 31, 2005 and 2004, the Partnership has no unsecured term loans outstanding.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of December 31, 2005 and 2004, respectively.  The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations.  Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition.  The use of different estimation methodologies may have a material effect on the estimated fair value amounts.  The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2005 and 2004 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and borrowings under variable rate debt instruments.

Back to Contents

The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2005		December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage payable	$481,006	$521,607	$497,078	$545,959
Unsecured Notes payable	$936,607	$920,470	$636,435	$633,663

12.	RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2005, the Partnership was a party to forward starting swaps that were entered into in October 2005 in anticipation of ten-year unsecured notes to be issued during 2006 (see Note 8).

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected.  The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk.  Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Partnership’s rents during 2005, 2004 and 2003.   See Note 20 for geographic segment information.

13.        DISCONTINUED OPERATIONS

For the years ended December 31, 2005, 2004 and 2003, income from discontinued operations relates to 15 properties containing approximately 1.2 million net rentable square feet that the Partnership has sold since January 1, 2003. As of December 31, 2005 and 2004 the Partnership had no properties designated as held-for-sale.

Back to Contents

The following table summarizes revenue and expense information for the 15 properties sold since January 1, 2003 (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenue:
Rents	$206	$415	$5,418
Tenant reimbursements	63	397	1,018
Other	6	17	34

Total revenue	275	829	6,470
Expenses:
Property operating expenses	178	667	2,668
Real estate taxes	85	274	1,098
Depreciation and amortization	171	224	1,053

Total operating expenses	434	1,165	4,819
(Loss) income from discontinued operations before net gain on sale of interests in real estate and minority interest	(159)	(336)	1,651
Net gain on sales of interest in real estate	2,196	3,136	9,690
Minority interest	(69)	(101)	(495)

Income from discontinued operations	$1,968	$2,699	$10,846

Discontinued operations have not been segregated in the consolidated statements of cash flows.  Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

14.	PARTNERS’ EQUITY

The Company is the sole general partner of the Partnership and conducts substantially all its business and owns its assets through the Partnership and as a result does not have any significant assets, liabilities or operations, other than its investment in the Partnership’s Units, nor does it have any employees of its own.    Pursuant to the Partnership Agreement, the Partnership reimburses the Company for all expenses incurred on behalf of its operations.

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

Preferred Partnership Units
The Partnership issued 1,950,000 Series B Preferred Units for $97.5 million in 1998.  The Preferred Units bore a preferred distribution of 7.25% per annum and had a stated value of $50.00 per share.  The Preferred Units were convertible into Class A Limited Partnership Units at a conversion price of $28.00.  As more fully discussed in the Common Partnership Unit section, the Class A Limited Partnership units are subject to certain redemption rights.  Due to these redemption rights, the Series B Preferred Partnership Units limited partnership units have been excluded from partners’ capital and reflected at the greater of their liquidation preference or the Class A Limited Partnership redemption value as of the end of the periods presented based on the closing market price of Company’s common stock at December 31, 2005, 2004 and 2003, which was $27.91, $29.39 and $26.77 respectively.  In February 2004, the Partnersh ip redeemed all of its outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004.  The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum.  The Partnership recorded a gain of $4.5 million related to the redemption as an adjustment to net income available to common partnership unitholders.

Back to Contents

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

The Common Partnership Units held by the Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements.  Class A Limited Partnership Interest held by parties other than the Company are redeemable at the option of the holder for a like number of common shares of the Company, or cash, or a combination thereof, at the election of the Company.  Because the form of settlement of these redemption rights are not within the control of the Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption

Back to Contents

value as of the end of the periods presented based on the closing market price of the Company’s common shares at December 31, 2005, 2004 and 2003, which was $27.91, $29.39 and $26.77 respectively.  As of December 31, 2005 and 2004, 1,945,267 and 2,061,459 Class A Units were outstanding and owned by outside limited partners of the Partnership.

At December 31, 2005, 316,134 unvested restricted Common Shares were held by employees of the Partnership.  The unvested restricted shares, valued at $5.3 million at issuance, are amortized over their respective vesting periods of three to eight years from dates of the original award.  The Partnership recorded compensation expense of $2.8 million in 2005, $2.0 million in 2004 and $2.6 million in 2003 related to restricted share grants. (See Note 18).

As of December 31, 2005, there were no warrants outstanding.

Share/Unit Redemption Program
The Board of Trustees of the Company approved a share repurchase program authorizing it to repurchase up to 4,000,000 of its outstanding Common Shares.  Through December 31, 2005, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share.  Concurrent with share repurchases by the Company, the Partnership has repurchased 3.2 million of Partnership Units from the Company at an average price of $17.75 per unit.  Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares, and, in exchange for the funds required to repurchase these shares, the Partnership will repurchase an equivalent number of Common Partnership Units from the Company.  No time limit has been placed on the duration of the share repurchase program.

Back to Contents

15.	EARNINGS PER COMMON PARTNERSHIP UNIT

Total outstanding Common Partnership Units include units held by the Company and Redeemable Class A Limited Partnership Units held by parties other than the Company.

The following table details the number of Common Partnership Units and net income used to calculate basic and diluted earnings per Common Partnership Units for the three years ended December 31, 2005 (in thousands, except units and per unit amounts; results may not add due to rounding):

	For the years ended December 31,

	2005		2004		2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income from continuing operations	$41,976	$41,976	$60,281	$60,281	$85,126	$85,126
Income from discontinued operations	2,037	2,037	2,800	2,800	11,341	11,341
Income allocated to Preferred Units	(7,992)	(7,992)	(10,555)	(10,555)	(18,975)	(18,975)
Preferred Unit redemption/conversion benefit (charge)	—	—	4,500	4,500	(20,598)	(20,598)

	36,021	36,021	57,026	57,026	56,894	56,894
Preferred Unit discount amortization	—	—	—	—	(1,476)	(1,476)

Income allocated to Common Partnership Unitholders	$36,021	$36,021	$57,026	$57,026	$55,418	$55,418

Weighted-average common partnership units outstanding	57,852,842	57,852,842	49,600,634	49,600,634	38,696,552	38,696,552
Options, warrants and unvested restricted stock	—	258,320	—	236,915	—	150,402

Total weighted-average common partnership units outstanding	57,852,842	58,111,162	49,600,634	49,837,549	38,696,552	38,846,954

Earnings per Common Partnership Unit
Continuing operations	$0.59	$0.58	$1.09	$1.09	$1.14	$1.13
Discontinued operations	0.04	0.04	0.06	0.06	0.29	0.29

Total	$0.62	$0.62	$1.15	$1.14	$1.43	$1.43

Securities (including Series A Preferred Mirror Units) totaling 4,799,547 in 2003 were excluded from the earnings per common partnership unit computations because their effect would have been anti-dilutive.  The Series A Preferred Mirror Units were converted to Common Shares in November 2004.

16.	DISTRIBUTIONS

	Years ended December 31,

	2005 (a)	2004	2003

Common Partnership Unit Distributions:
Total distributions per unit	$1.78	$1.76	$1.76
Preferred Unit Distributions:
Total distributions declared	$7,992,000	$10,555,000	$18,975,000

(a)	Includes a $0.02 special distribution declared in December 2005 for unitholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period) (See Note 24).

Back to Contents

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2005 (in thousands):

	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2003	$818	$(7,220)	$(6,402)
Change during year	50	(1,117)	(1,067)
Reclassification adjustments for losses reclassified into operations	—	5,311	5,311

Balance at December 31, 2003	$868	$(3,026)	(2,158)
Change during year	(696)	309	(387)
Settlement of treasury locks	—	(3,238)	(3,238)
Reclassification adjustments for losses reclassified into operations	(156)	2,809	2,653

Balance at December 31, 2004	$16	$(3,146)	$(3,130)
Change during year	241	(713)	(472)
Settlement of forward starting swaps	—	240	240
Reclassification adjustments for (gains) losses reclassified into operations	(257)	450	193

Balance at December 31, 2005	$—	$(3,169)	$(3,169)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings in the same period(s) in which hedged items are recognized in earnings.  The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

During the years ending December 31, 2005 and 2004, the Partnership reclassified approximately $0.5 million and $0.1 million, respectively, to interest expense associated with the treasury lock agreements settled in October 2004 (see Note 8).  Over the next 12 months, the Partnership expects to reclassify $0.5 million of net hedging losses into earnings for the treasury lock agreements and recognize a benefit of approximately $0.1 million for the forward starting swaps settled in December 2005.

18.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

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

The Company maintains a shareholder-approved equity incentive plan that authorizes various equity-based awards including incentive stock options.  The terms and conditions of option awards are determined by the Board of Trustees or the Compensation Committee of the Board.  Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant.  Options granted by the Company generally vest over two to five years.  All options awarded by the Company to date are non-qualified stock options.  As of December 31, 2005, the Company was authorized to issue 6,600,000 common shares under the incentive plan of which 2.7 million shares remained available for future award under the plan.

Back to Contents

The following table summarizes option activity for the three years ended December 31, 2005:

	Number of Shares Under Option	Weighted- Average Exercise Price
			Grant Price Range

			From	To

Balance at January 1, 2003	2,372,627	$26.70	$6.21	$29.04
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at December 31, 2003	2,372,627	26.70	6.21	29.04
Exercised	(337,161)	25.39	24.00	27.78
Canceled	(27,444)	28.93	27.78	29.04

Balance at December 31, 2004	2,008,022	26.89	6.21	29.04
Exercised	(705,678)	26.94	19.50	29.04
Canceled	(25,622)	28.80	27.78	29.04

Balance at December 31, 2005	1,276,722	$26.82	$6.21	$29.04

The following table summarizes stock options outstanding as of December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price

$6.21 to $14.31	46,667		(a)	$12.00	46,667	$12.00
$24.00 to $29.04	1,230,055	2.1		27.38	1,230,055	27.38

$6.21 to $29.04	1,276,722	2.0		$26.82	1,276,722	$26.82

(a)	These options outstanding do not have an expiration date and have been excluded from the weighted-average remaining contractual life presented above

Based on the Black-Scholes option pricing model, the estimated weighted-average fair value of stock options granted was $2.51 for each option issued in 2002.  Assumptions made in determining estimates of fair value include: risk-free interest rate of 2.7% in 2002, an estimated volatility factor of .280 in 2002, an estimated dividend yield of 8.4% in 2002, and a weighted-average life expectancy of 3 years in 2002.

Effective January 1, 2002, the Partnership voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2).  Accordingly, the Partnership recorded no compensation expense in 2005 and $102,000 in 2004 and $104,000 in 2003. This compensation expense relates to the Company’s grant of 100,000 stock options during 2002, which were fully expensed through December 31, 2004.

The Company sponsors a 401(k) defined contribution plan for the Partnership’s employees.  Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code.  At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions.  Employees vest in employer contributions over a three-year service period.  Pursuant to the Partnership Agreement, the Partnership reimburses the Company for its expenses, including expenses related to employees of the Partnership.  The Partnership reimbursed the Company $1.0 million in 2005, $0.9 million in 2004 and $0.8 million in 2003.

Back to Contents

19.       SEGMENT INFORMATION

As of December 31, 2005, the Partnership managed its portfolio within five segments:  (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban and (5) Virginia.  The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania.  The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties.  The New Jersey segment includes properties in Bucks County, Pennsylvania and counties in the southern part of New Jersey including Burlington, Camden and Mercer counties.  The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware.  The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina.  Corporate is responsi ble for cash and investment management, development of land parcels and real estate properties during the construction period, and certain other general support functions.  Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Pennsylvania -- West	Pennsylvania -- North	New Jersey	Urban	Virginia	Corporate	Total

2005:
Real estate investments, at cost:
Operating properties	$867,089	$558,803	$562,832	$351,407	$219,930	$—	$2,560,061
Construction-in-progress	—	—	—	—	—	273,240	273,240
Land held for development	—	—	—	—	—	98,518	98,518
Total revenue	$112,455	$77,295	$101,834	$65,643	$28,758	$5,475	$391,460
Property operating expenses and real estate taxes	39,289	34,822	41,589	27,183	11,612	(208)	154,287

Net operating income	$73,166	$42,473	$60,245	$38,460	$17,146	$5,683	$237,173

2004:
Real estate investments, at cost:
Operating properties	$830,622	$533,142	$553,969	$349,911	$215,490	$—	$2,483,134
Construction-in-progress	—	—	—	—	—	145,016	145,016
Land held for development	—	—	—	—	—	61,517	61,517
Total revenue	$88,062	$76,794	$99,321	$26,319	$27,099	$7,626	$325,221
Property operating expenses and real estate taxes	26,074	33,087	37,860	12,126	11,772	—	120,919

Net operating income	$61,988	$43,707	$61,461	$14,193	$15,327	$7,626	$204,302

2003:
Total revenue	$94,850	$72,648	$91,695	$11,633	$27,644	$4,619	$303,089
Property operating expenses and real estate taxes	27,101	29,398	33,761	6,699	10,966	—	107,925

Net operating income	$67,749	$43,250	$57,934	$4,934	$16,678	$4,619	$195,164

Back to Contents

Net operating income is defined as total revenue less property operating expenses and real estate taxes.  Below is reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31,

	2005	2004	2003

	(amounts in thousands)
Consolidated net operating income	$237,173	$204,302	$195,164
Less:
Interest expense	74,363	55,061	57,835
Depreciation and amortization	111,886	79,904	60,332
Administrative expenses	17,982	15,100	14,464
Minority interest attributable to continuing operations	154	(205)	—
Plus:
Interest income	1,376	840	2,004
Equity in income of real estate ventures	3,172	2,024	52
Net gains on sales of interests in real estate	4,640	2,975	20,537

Consolidated income from continuing operations	$41,976	$60,281	$85,126

20.       RELATED-PARTY TRANSACTIONS

In 1998, the Board authorized the Company to make loans totaling up to $5.0 million to enable employees of the Partnership to purchase Common Shares at fair market value.  The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased.  The Company made loans under this program in 1998, 1999 and 2001.  Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Partnership’s Credit Facility or a rate based on the dividend payments on the Common Shares.  As of December 31, 2005 and 2004, the interest rate was 4.18% and 2.77%, respectively, per annum.  The loans are payable at the earlier of the stated maturity date or 90 days following the employee’s termination. As of December 31, 2005 and 2004, the outstanding balance of these loans totaled $0.3 million and $0.4 million, respectively, and were secured by an aggregate of 18,80 3 and 21,385 Common Shares, respectively.

The Partnership holds a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey.  The remaining fifty percent interest is held by Donald E. Axinn, one of the Company’s Trustees.  Although the Partnership and Mr. Axinn have each committed to provide one half of the $11.0 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million.  Closing is scheduled for August 2006 and is subject to the third party’s completion of due diligence and other closing conditions.

The Partnership owned 384,615 shares of Cypress Communications, Inc. (“Cypress”) Common Stock. These shares were redeemed in July 2005 for $0.3 million.  The redemption was the result of Cypress’s merger with another company.  Prior to this merger, an officer of the Company held a position on Cypress’s Board of Directors.

In February 2000, the Partnership loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company.  One loan had a four-year term and bore interest at the lower of the Company’s cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% per annum.  This loan was subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company’s total shareholder return compared to the total shareholder return of peer group companies.  This loan was also subject to forgiveness in the event of a change of control of the Company.  This loan was reflected as a reduction in beneficiaries’ equity.  Principal and interest totaling $1.0 million was forgiven related to these loans in 2003 and $0.9 million in each of 2002 and 2001.  At December 31, 2005 and 2004, no amounts were outstanding under these loans.

Back to Contents

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

21.       OPERATING LEASES

The Partnership leases properties to tenants under operating leases with various expiration dates extending to 2023.  Minimum future rentals on non-cancelable leases at December 31, 2005 are as follows (in thousands):
Year	Minimum Rent

2006	$318,119
2007	289,122
2008	249,276
2009	206,258
2010	155,191
2011 and thereafter	538,910

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs.

22.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2005 and 2004 (in thousands, except per share data):
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005:
Total revenue	$99,326	$95,467	$96,181	$100,486
Net income	9,691	9,185	16,279	8,858
Income allocated to Common Partnership Units	7,693	7,187	14,281	6,860
Basic earnings per Common Partnership Units	$0.13	$0.12	$0.25	$0.12
Diluted earnings per Common Partnership Units	$0.13	$0.12	$0.25	$0.12
2004:
Total revenue	$73,606	$76,621	$79,103	$95,891
Net income	13,719	18,747	21,855	8,760
Income allocated to Common Partnership Units	15,369	16,070	19,178	6,409
Basic earnings per Common Partnership Units	$0.34	$0.34	$0.39	$0.11
Diluted earnings per Common Partnership Units	$0.33	$0.34	$0.39	$0.11

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.

23.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Partnership is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Partnership’s business activities, these lawsuits are considered routine to the conduct of its business.  The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.  The Partnership does not expect that the liabilities,

Back to Contents

 if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.

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

Letters-of-Credit
In connection with certain mortgages, the Partnership is required to maintain leasing and capital reserve accounts with the mortgage lenders through letters-of-credit which totaled $10.7 million at December 31, 2005.  The Partnership is also required to maintain escrow accounts for taxes, insurance and tenant security deposits that amounted to $18.5 million at December 31, 2005.  The related tenant rents are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary.  Any excess cash is included in cash and cash equivalents.

Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due.  Minimum future rentals payments on non-cancelable leases at December 31, 2005 are as follows (in thousands):

2006	$1,435
2007	1,435
2008	1,435
2009	1,516
2010	1,516
2011 and thereafter	251,935

$259,272

Other Commitments or Contingencies
As of December 31, 2005, the Partnership owned 215 acres of land for future development.

As part of the Partnership’s acquisition of the TRC Properties in September 2004, the Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.  The maximum number of Units that the Partnership is obligated to issue declines monthly and, as of December 31, 2005, the maximum amount payable under this arrangement was $5.1 million, with no amount currently due.

As part of the TRC acquisition, the Partnership acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property.  The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019.  In the event that the Partnership takes title to Two Logan Square upon a foreclosure of its mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property.  The amount of the payment would be $0.6 million if the Partnership must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.

As part of its acquisition of TRC Properties and several of other acquisitions, the Partnership agreed not to sell the acquired properties.  In the case of the TRC Properties, the Partnership agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years).  At December 31, 2005, the Partnership had agreed not to sell 14 properties that aggregate 1.0 million square feet for periods that expire through 2008.  The Partnership’s agreements generally provide that the Partnership may dispose of the subject properties only

Back to Contents

in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions.  In the event that the Partnership sells any of the properties within the applicable restricted period in non-exempt transactions, the Partnership would be required to pay significant tax liabilities that would be incurred by the parties who sold the Partnership the applicable property.

The Partnership holds a fifty percent economic interest an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey.  The remaining fifty percent interest is held by Donald E. Axinn, one of the Company’s Trustees.  Although the Partnership and Mr. Axinn have each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million.  Closing is scheduled for August 2006 and is subject to the third party’s completion of due diligence and other closing conditions.

The Partnership invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties.  The Partnership also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year.  These contracts typically provide for cancellation with insignificant or no cancellation penalties.

24.       SUBSEQUENT EVENT

On January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) under an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005.  In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for total consideration of approximately $747.7 million.  Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss properties), the Company acquired a portfolio of 79 office properties (includes 13 properties that are owned by consolidated joint ventures and 7 properties that are owned by unconsolidated joint ventures) that contain an aggregate of 14.0 million net rentable square feet.

Subsequent to its acquisition of Prentiss and the related sale of properties to Prudential, the Company sold seven properties that contain an aggregate of 1.4 million net rentable square feet and purchased one property that contains an aggregate of 0.09 million net rentable square feet.  As of March 13, 2006, the Company owned 279 office properties, 24 industrial facilities and a mixed-use property that contain an aggregate of 29.8 million net rentable square feet.

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares.  In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in Prentiss’s operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Partnership (“Brandywine Class A Units”).  Accordingly, based on 49,375,723 Prentiss common shares outstanding at closing of the acquisition, the Company issued 34,446,446 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders.  Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, the Partnership issued 2,170,047 Brandywine Class A Units.  In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share.  Through our acquisition of Prentiss we also assumed approximately $647.3 million in aggregate principal amount of Prentiss debt.

The Company contributed to the Partnership the common shares issued in the merger. In exchange for each Company common share so contributed, the Partnership issued to the Company a common unit.

Each Brandywine Class A Unit that was issued in the merger is subject to redemption at the option of the holder.  At the Partnership’s option, they may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.  The Brandywine Class A Units issued in the

Back to Contents

merger were not registered under the Securities Act of 1933, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The Partnership funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matures on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under the revolving credit facility.

Back to Contents

Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

		Charged to expense

Allowance for doubtful accounts:
Year ended December 31, 2005	$4,085	$792	$—	$4,877

Year ended December 31, 2004	$4,031	$467	$413	$4,085

Year ended December 31, 2003	$4,576	$189	$734	$4,031

Back to Contents
BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

One Greentree Centre	Marlton	NJ	—	345	4,440	748
Three Greentree Centre	Marlton	NJ	—	323	6,024	275
Two Greentree Centre	Marlton	NJ	—	264	4,693	300
110 Summit Drive	Exton	PA	—	403	1,647	160
1155 Business Center Drive	Horsham	PA	2,454	1,029	4,124	96
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	1,094
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	424
18 Campus Boulevard	Newtown Square	PA	3,288	787	3,312	190
2240/50 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	822
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	66
3329 Street Road -Greenwood Square	Bensalem	PA	—	350	1,401	591
3331 Street Road -Greenwood Square	Bensalem	PA	—	1,126	4,511	694
3333 Street Road -Greenwood Square	Bensalem	PA	—	851	3,407	827
456 Creamery Way	Exton	PA	—	635	2,548	(46)
457 Haddonfield Road	Cherry Hill	NJ	10,892	2,142	9,120	889
468 Thomas Jones Way	Exton	PA	—	526	2,112	(18)
486 Thomas Jones Way	Exton	PA	—	806	3,256	198
500 Enterprise Road	Horsham	PA	—	1,303	5,188	(298)
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	867
650 Dresher Road	Horsham	PA	1,640	636	2,501	341
6575 Snowdrift Road	Allentown	PA	—	601	2,411	(148)
700 Business Center Drive	Horsham	PA	1,656	550	2,201	734
7248 Tilghman Street	Allentown	PA	—	731	2,969	(4)
7310 Tilghman Street	Allentown	PA	—	553	2,246	512
800 Business Center Drive	Horsham	PA	2,139	896	3,585	20
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	3
One Progress Avenue	Horsham	PA	—	1,399	5,629	234
One Righter Parkway	Wilmington	DE	10,257	2,545	10,195	284
1 Foster Avenue	Gibbsboro	NJ	—	93	364	42
10 Foster Avenue	Gibbsboro	NJ	—	244	971	185
100 Berwyn Park	Berwyn	PA	7,014	1,180	7,290	1,126
100 Commerce Drive	Newark	DE	—	1,160	4,633	826
100 Kachel Blvd	Reading	PA	—	1,881	7,423	23
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	677
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	579
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	960
100-300 Gundy Drive	Reading	PA	—	6,495	25,180	6,694
1007 Laurel Oak Road	Voorhees	NJ	—	1,563	6,241	19
111 Presidential Boulevard	Bala Cynwyd	PA	—	5,419	21,612	4,791
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	539
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	53
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	139
17 Campus Boulevard	Newtown Square	PA	5,097	1,108	5,155	50
2 Foster Avenue	Gibbsboro	NJ	—	185	730	41
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	251
200 Berwyn Park	Berwyn	PA	9,593	1,533	9,460	976
2000 Midlantic Drive	Mt. Laurel	NJ	9,325	2,202	8,823	633
220 Commerce Drive	Fort Washington	PA	—	1,086	4,338	575
300 Berwyn Park	Berwyn	PA	12,832	2,206	13,422	1,789
300 Welsh Road - Building I	Horsham	PA	2,415	894	3,572	632
321 Norristown Road	Lower Gwyned	PA	—	1,290	5,176	1,403
323 Norristown Road	Lower Gwyned	PA	—	1,685	6,751	4,307
4 Foster Avenue	Gibbsboro	NJ	—	183	726	84
4000 Midlantic Drive	Mt. Laurel	NJ	3,033	714	5,085	(1,938)
5 Foster Avenue	Gibbsboro	NJ	—	9	32	25
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3
500 Office Center Drive	Fort Washington	PA	—	1,617	6,480	909
501 Office Center Drive	Fort Washington	PA	—	1,796	7,192	11,786
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	656
655 Business Center Drive	Horsham	PA	1,730	544	2,529	691

	Gross Amount at Which Carried December 31, 2005

	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)	Year of Construction	Year Acquired	Depreciable Life

One Greentree Centre	345	5,188	5,533	3,009	1982	1986	40
Three Greentree Centre	324	6,298	6,622	4,095	1984	1986	40
Two Greentree Centre	264	4,993	5,257	3,219	1983	1986	40
110 Summit Drive	403	1,807	2,210	522	1985	1996	40
1155 Business Center Drive	1,029	4,220	5,249	1,667	1990	1996	40
120 West Germantown Pike	685	3,867	4,552	1,266	1984	1996	40
140 West Germantown Pike	482	2,399	2,881	791	1984	1996	40
18 Campus Boulevard	787	3,502	4,289	1,160	1990	1996	40
2240/50 Butler Pike	1,104	5,449	6,553	2,236	1984	1996	40
2260 Butler Pike	662	2,792	3,454	874	1984	1996	40
3329 Street Road -Greenwood Square	350	1,992	2,342	764	1985	1996	40
3331 Street Road -Greenwood Square	1,126	5,205	6,331	1,776	1986	1996	40
3333 Street Road -Greenwood Square	851	4,234	5,085	1,473	1988	1996	40
456 Creamery Way	635	2,501	3,137	761	1987	1996	40
457 Haddonfield Road	2,142	10,009	12,151	3,441	1990	1996	40
468 Thomas Jones Way	527	2,093	2,620	664	1990	1996	40
486 Thomas Jones Way	806	3,453	4,260	1,091	1990	1996	40
500 Enterprise Road	1,303	4,890	6,193	1,529	1990	1996	40
500 North Gulph Road	1,303	6,068	7,371	1,956	1979	1996	40
650 Dresher Road	636	2,842	3,478	980	1984	1996	40
6575 Snowdrift Road	601	2,263	2,864	694	1988	1996	40
700 Business Center Drive	550	2,935	3,485	965	1986	1996	40
7248 Tilghman Street	731	2,965	3,696	950	1987	1996	40
7310 Tilghman Street	553	2,757	3,311	1,056	1985	1996	40
800 Business Center Drive	896	3,605	4,501	1,067	1986	1996	40
8000 Lincoln Drive	606	2,890	3,496	854	1997	1996	40
One Progress Avenue	1,399	5,864	7,262	1,793	1986	1996	40
One Righter Parkway	2,545	10,479	13,024	3,149	1989	1996	40
1 Foster Avenue	93	406	499	104	1972	1997	40
10 Foster Avenue	244	1,156	1,400	311	1983	1997	40
100 Berwyn Park	1,180	8,416	9,596	2,180	1986	1997	40
100 Commerce Drive	1,160	5,459	6,619	1,622	1989	1997	40
100 Kachel Blvd	1,881	7,446	9,327	2,006	1992	1997	40
1000 Atrium Way	2,061	8,856	10,918	2,350	1989	1997	40
1000 Howard Boulevard	2,297	9,867	12,164	2,969	1988	1997	40
10000 Midlantic Drive	3,206	13,817	17,023	3,922	1990	1997	40
100-300 Gundy Drive	6,495	31,874	38,369	8,406	1970	1997	40
1007 Laurel Oak Road	1,564	6,259	7,823	1,608	1996	1997	40
111 Presidential Boulevard	5,419	26,403	31,822	6,281	1954	1997	40
1120 Executive Boulevard	2,074	8,953	11,028	2,599	1987	1997	40
1336 Enterprise Drive	731	2,999	3,730	855	1989	1997	40
15000 Midlantic Drive	3,061	12,393	15,454	3,411	1991	1997	40
17 Campus Boulevard	1,108	5,205	6,313	1,113	2001	1997	40
2 Foster Avenue	185	772	956	202	1974	1997	40
20 East Clementon Road	769	3,306	4,075	872	1986	1997	40
200 Berwyn Park	1,533	10,436	11,969	2,867	1987	1997	40
2000 Midlantic Drive	2,203	9,455	11,658	2,778	1989	1997	40
220 Commerce Drive	1,011	4,989	5,999	1,420	1985	1997	40
300 Berwyn Park	2,206	15,212	17,417	4,118	1989	1997	40
300 Welsh Road - Building I	894	4,204	5,098	1,150	1980	1997	40
321 Norristown Road	1,290	6,579	7,869	1,934	1971	1997	40
323 Norristown Road	1,685	11,059	12,743	2,863	1988	1997	40
4 Foster Avenue	183	810	993	230	1974	1997	40
4000 Midlantic Drive	714	3,147	3,861	873	1998	1997	40
5 Foster Avenue	9	57	66	12	1968	1997	40
5 U.S. Avenue	21	84	105	21	1987	1997	40
50 East Clementon Road	114	968	1,081	249	1986	1997	40
500 Office Center Drive	1,617	7,389	9,006	2,449	1974	1997	40
501 Office Center Drive	1,796	18,978	20,774	3,030	1974	1997	40
6 East Clementon Road	1,345	6,022	7,367	1,590	1980	1997	40
655 Business Center Drive	544	3,220	3,764	1,135	1997	1997	40

Back to Contents

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

7 Foster Avenue	Gibbsboro	NJ	—	231	921	141
748 Springdale Drive	Exton	PA	—	236	931	75
855 Springdale Drive	Exton	PA	—	838	3,370	81
9000 Midlantic Drive	Mt. Laurel	NJ	5,893	1,472	5,895	114
Five Eves Drive	Marlton	NJ	—	703	2,819	947
Four A Eves Drive	Marlton	NJ	—	539	2,168	150
Four B Eves Drive	Marlton	NJ	—	588	2,369	264
King & Harvard Avenue	Cherry Hill	NJ	—	1,726	1,069	2,134
Main Street - Piazza	Voorhees	NJ	—	696	2,802	210
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	3,389
Main Street - Promenade	Voorhees	NJ	—	531	2,052	183
One South Union Place	Cherry Hill	NJ	—	771	8,047	478
Two Eves Drive	Marlton	NJ	—	818	3,461	38
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	1,257
1000 First Avenue	King Of Prussia	PA	3,802	2,772	10,936	598
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	2,893
1020 First Avenue	King Of Prussia	PA	3,039	2,168	8,576	437
1040 First Avenue	King Of Prussia	PA	4,079	2,860	11,282	408
105 / 140 Terry Drive	Newtown	PA	—	2,299	8,238	1,749
1060 First Avenue	King Of Prussia	PA	3,716	2,712	10,953	153
14 Campus Boulevard	Newtown Square	PA	5,214	2,244	4,217	(3)
150 Corporate Center Drive	Camp Hill	PA	—	964	3,871	424
160 - 180 West Germantown Pike	East Norriton	PA	5,191	1,603	6,418	1,388
1957 Westmoreland Street	Richmond	VA	2,655	1,061	4,241	285
200 Corporate Center Drive	Camp Hill	PA	—	1,647	6,606	106
2100-2116 West Laburnam Avenue	Richmond	VA	766	2,482	8,846	2,239
2130-2146 Tomlynn Street	Richmond	VA	1,004	353	1,416	344
2161-2179 Tomlynn Street	Richmond	VA	1,060	423	1,695	223
2201-2245 Tomlynn Street	Richmond	VA	2,626	1,020	4,067	439
2212-2224 Tomlynn Street	Richmond	VA	1,234	502	2,014	81
2221-2245 Dabney Road	Richmond	VA	1,274	530	2,123	40
2240 Dabney Road	Richmond	VA	629	264	1,059	1
2244 Dabney Road	Richmond	VA	1,316	550	2,203	16
2246 Dabney Road	Richmond	VA	1,082	455	1,822	16
2248 Dabney Road	Richmond	VA	1,362	512	2,049	272
2251 Dabney Road	Richmond	VA	991	387	1,552	112
2256 Dabney Road	Richmond	VA	863	356	1,427	180
2277 Dabney Road	Richmond	VA	1,208	507	2,034	17
2401 Park Drive	Harrisburg	PA	—	182	728	188
2404 Park Drive	Harrisburg	PA	—	167	668	250
2490 Boulevard of the Generals	King Of Prussia	PA	—	348	1,394	47
2511 Brittons Hill Road	Richmond	VA	2,874	1,202	4,820	417
2812 Emerywood Parkway	Henrico	VA	3,217	1,069	4,281	1,876
300 Arboretum Place	Richmond	VA	14,129	5,450	21,892	1,613
300 Corporate Center Drive	Camp Hill	PA	—	4,823	19,301	541
303 Fellowship Drive	Mt. Laurel	NJ	2,228	1,493	6,055	606
304 Harper Drive	Mt. Laurel	NJ	968	657	2,674	165
305 Fellowship Drive	Mt. Laurel	NJ	2,012	1,421	5,768	384
305 Harper Drive	Mt. Laurel	NJ	309	223	913	1
307 Fellowship Drive	Mt. Laurel	NJ	2,192	1,565	6,342	354
308 Harper Drive	Mt. Laurel	NJ	—	1,643	6,663	440
309 Fellowship Drive	Mt. Laurel	NJ	2,338	1,518	6,154	1,139
33 West State Street	Trenton	NJ	—	6,016	24,091	(10)
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	25
4364 South Alston Avenue	Durham	NC	2,384	1,622	6,419	731
4805 Lake Brooke Drive	Glen Allen	VA	4,037	1,640	6,567	298
50 East State Street	Trenton	NJ	—	8,926	35,735	530
50 Swedesford Square	East Whiteland Twp.	PA	5,307	3,902	15,254	368
500 Nationwide Drive	Harrisburg	PA	—	173	850	702
52 Swedesford Square	East Whiteland Twp.	PA	5,802	4,241	16,579	886
520 Virginia Drive	Fort Washington	PA	—	845	3,455	41
600 Corporate Circle Drive	Harrisburg	PA	—	363	1,452	100

	Gross Amount at Which Carried December 31, 2005

	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)	Year of Construction	Year Acquired	Depreciable Life

7 Foster Avenue	231	1,061	1,293	335	1983	1997	40
748 Springdale Drive	236	1,006	1,242	304	1986	1997	40
855 Springdale Drive	838	3,451	4,289	965	1986	1997	40
9000 Midlantic Drive	1,472	6,010	7,481	1,662	1989	1997	40
Five Eves Drive	703	3,766	4,469	1,283	1986	1997	40
Four A Eves Drive	539	2,318	2,857	679	1987	1997	40
Four B Eves Drive	588	2,633	3,221	711	1987	1997	40
King & Harvard Avenue	1,726	3,203	4,929	1,306	1974	1997	40
Main Street - Piazza	696	3,012	3,708	892	1990	1997	40
Main Street - Plaza 1000	2,732	14,331	17,063	4,291	1988	1997	40
Main Street - Promenade	532	2,235	2,766	729	1988	1997	40
One South Union Place	771	8,524	9,296	3,575	1982	1997	40
Two Eves Drive	818	3,498	4,317	1,094	1987	1997	40
100 Gateway Centre Parkway	391	6,667	7,058	1,458	2001	1998	40
1000 First Avenue	2,772	11,534	14,306	2,538	1980	1998	40
1009 Lenox Drive	4,876	22,176	27,053	6,330	1989	1998	40
1020 First Avenue	2,168	9,012	11,181	2,055	1984	1998	40
1040 First Avenue	2,860	11,690	14,550	2,651	1985	1998	40
105 / 140 Terry Drive	2,299	9,987	12,286	2,764	1982	1998	40
1060 First Avenue	2,712	11,106	13,818	2,479	1987	1998	40
14 Campus Boulevard	2,244	4,214	6,458	1,449	1998	1998	40
150 Corporate Center Drive	964	4,295	5,259	1,190	1987	1998	40
160 - 180 West Germantown Pike	1,603	7,805	9,409	2,035	1982	1998	40
1957 Westmoreland Street	1,061	4,526	5,587	1,184	1975	1998	40
200 Corporate Center Drive	1,647	6,713	8,359	1,628	1989	1998	40
2100-2116 West Laburnam Avenue	2,482	11,085	13,567	2,606	1976	1998	40
2130-2146 Tomlynn Street	353	1,760	2,113	448	1988	1998	40
2161-2179 Tomlynn Street	423	1,918	2,341	431	1985	1998	40
2201-2245 Tomlynn Street	1,020	4,506	5,526	1,189	1989	1998	40
2212-2224 Tomlynn Street	502	2,094	2,597	489	1985	1998	40
2221-2245 Dabney Road	530	2,163	2,693	499	1994	1998	40
2240 Dabney Road	264	1,059	1,324	238	1984	1998	40
2244 Dabney Road	550	2,219	2,769	501	1993	1998	40
2246 Dabney Road	455	1,838	2,293	418	1987	1998	40
2248 Dabney Road	512	2,321	2,833	618	1989	1998	40
2251 Dabney Road	387	1,664	2,051	405	1983	1998	40
2256 Dabney Road	356	1,607	1,963	366	1982	1998	40
2277 Dabney Road	507	2,051	2,558	465	1986	1998	40
2401 Park Drive	182	916	1,098	240	1984	1998	40
2404 Park Drive	167	918	1,085	205	1983	1998	40
2490 Boulevard of the Generals	348	1,441	1,789	374	1975	1998	40
2511 Brittons Hill Road	1,202	5,237	6,439	1,166	1987	1998	40
2812 Emerywood Parkway	1,069	6,157	7,226	1,611	1980	1998	40
300 Arboretum Place	5,450	23,505	28,955	5,730	1988	1998	40
300 Corporate Center Drive	4,823	19,843	24,665	4,773	1989	1998	40
303 Fellowship Drive	1,494	6,661	8,154	1,502	1979	1998	40
304 Harper Drive	657	2,839	3,496	680	1975	1998	40
305 Fellowship Drive	1,421	6,151	7,573	1,316	1980	1998	40
305 Harper Drive	223	914	1,137	205	1979	1998	40
307 Fellowship Drive	1,565	6,697	8,261	1,507	1981	1998	40
308 Harper Drive	1,644	7,102	8,746	1,746	1976	1998	40
309 Fellowship Drive	1,518	7,293	8,811	1,971	1982	1998	40
33 West State Street	6,016	24,081	30,097	5,884	1988	1998	40
426 Lancaster Avenue	1,689	6,781	8,470	1,718	1990	1998	40
4364 South Alston Avenue	1,581	7,191	8,772	1,732	1985	1998	40
4805 Lake Brooke Drive	1,640	6,865	8,505	1,602	1996	1998	40
50 East State Street	8,926	36,265	45,191	8,968	1989	1998	40
50 Swedesford Square	3,902	15,622	19,524	3,515	1986	1998	40
500 Nationwide Drive	173	1,553	1,725	460	1977	1998	40
52 Swedesford Square	4,241	17,465	21,706	4,005	1988	1998	40
520 Virginia Drive	845	3,495	4,341	927	1987	1998	40
600 Corporate Circle Drive	363	1,552	1,915	383	1978	1998	40

Back to Contents

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

600 East Main Street	Richmond	VA	13,949	9,808	38,255	5,242
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	3
610 Freedom Business Center	King Of Prussia	PA	5,111	2,017	8,070	645
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	993
620 Freedom Business Center	King Of Prussia	PA	6,880	2,770	11,014	811
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	1
630 Freedom Business Center	King Of Prussia	PA	6,784	2,773	11,144	790
640 Freedom Business Center	King Of Prussia	PA	10,743	4,222	16,891	1,280
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,051
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,636)
680 Allendale Road	King Of Prussia	PA	—	689	2,756	678
6990 Snowdrift Road	Allentown	PA	—	—	1,962	3,698
6990 Snowdrift Road Bldg B	Allentown	PA	—	—	2,581	2
700 East Gate Drive	Mt. Laurel	NJ	5,106	3,569	14,436	824
701 East Gate Drive	Mt. Laurel	NJ	2,549	1,736	6,877	825
7010 Snowdrift Road	Allentown	PA	1,144	818	3,324	68
7150 Windsor Drive	Allentown	PA	1,479	1,035	4,219	98
7350 Tilghman Street	Allentown	PA	—	3,414	13,716	1,110
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	212
7450 Tilghman Street	Allentown	PA	4,334	2,867	11,631	1,623
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	3
7535 Windsor Drive	Allentown	PA	5,619	3,376	13,400	4,661
755 Business Center Drive	Horsham	PA	2,064	1,362	2,334	647
800 Corporate Circle Drive	Harrisburg	PA	—	414	1,653	81
815 East Gate Drive	Mt. Laurel	NJ	876	636	2,584	152
817 East Gate Drive	Mt. Laurel	NJ	867	611	2,426	154
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,259
9011 Arboretum Parkway	Richmond	VA	4,712	1,857	7,702	280
9100 Arboretum Parkway	Richmond	VA	3,581	1,362	5,489	554
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	246
9200 Arboretum Parkway	Richmond	VA	2,560	985	3,973	250
9210 Arboretum Parkway	Richmond	VA	2,969	1,110	4,474	448
9211 Arboretum Parkway	Richmond	VA	1,486	582	2,433	281
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	660
993 Lenox Drive	Lawrenceville	NJ	11,847	2,811	17,996	(5,695)
997 Lenox Drive	Lawrenceville	NJ	9,667	2,410	9,700	40
Dabney III	Richmond	VA	792	281	1,125	235
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	2,012
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	1,853
11 Campus Boulevard	Newtown Square	PA	4,667	1,112	4,067	645
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	13,282
630 Dresher Road	Horsham	PA	—	771	3,083	1,583
7130 Ambassador Drive	Allentown	PA	—	761	3,046	174
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	2,992
1400 Howard Boulevard	Mt. Laurel	NJ	—	443	—	(0)
15 Campus Boulevard	Newtown Square	PA	5,831	1,164	3,896	55
1700 Paoli Pike	Malvern	PA	—	458	559	3,557
2000 Lenox Drive	Lawrenceville	NJ	13,781	2,291	12,221	2,802
300 Welsh Road - Building II	Horsham	PA	996	396	1,585	110
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	17,990
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,964
640 Allendale Road	King of Prussia	PA	—	439	432	1,481
Bishops Gate Corporate Center	Mt. Laurel	NJ	—	934	6,287	—
Macaroni Grill	Plymouth Meeting	PA	—	1,043	555	—
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	290
100 Arrandale Boulevard	Exton	PA	—	970	3,878	3
100 Lindenwood Drive	Malvern	PA	—	473	1,892	370
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	920
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	5
111 Arrandale Road	Exton	PA	1,043	262	1,048	1
111/113 Pencader Drive	Newark	DE	—	1,092	4,366	4
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	457

	Gross Amount at Which Carried December 31, 2005

	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)	Year of Construction	Year Acquired	Depreciable Life

600 East Main Street	9,808	43,497	53,305	10,252	1986	1998	40
600 Park Avenue	1,012	4,052	5,063	1,002	1964	1998	40
610 Freedom Business Center	2,017	8,715	10,732	2,430	1985	1998	40
620 Allendale Road	1,020	4,832	5,852	1,524	1961	1998	40
620 Freedom Business Center	2,770	11,825	14,595	3,023	1986	1998	40
630 Clark Avenue	547	2,191	2,738	542	1960	1998	40
630 Freedom Business Center	2,773	11,934	14,707	3,137	1989	1998	40
640 Freedom Business Center	4,222	18,171	22,393	4,876	1991	1998	40
650 Park Avenue	1,916	6,428	8,345	1,426	1968	1998	40
660 Allendale Road	396	1,707	2,103	670	1962	1998	40
680 Allendale Road	689	3,435	4,123	1,028	1962	1998	40
6990 Snowdrift Road	—	5,660	5,660	465	2003	1998	40
6990 Snowdrift Road Bldg B	—	2,583	2,583	43	2004	1998	40
700 East Gate Drive	3,569	15,261	18,829	3,482	1984	1998	40
701 East Gate Drive	1,736	7,702	9,438	1,889	1986	1998	40
7010 Snowdrift Road	818	3,392	4,210	757	1991	1998	40
7150 Windsor Drive	1,035	4,317	5,352	974	1988	1998	40
7350 Tilghman Street	3,414	14,826	18,240	3,946	1987	1998	40
741 First Avenue	1,287	5,363	6,650	1,366	1966	1998	40
7450 Tilghman Street	2,867	13,254	16,121	3,743	1986	1998	40
751-761 Fifth Avenue	1,097	4,394	5,491	1,087	1967	1998	40
7535 Windsor Drive	3,376	18,061	21,437	3,949	1988	1998	40
755 Business Center Drive	1,362	2,981	4,343	1,259	1998	1998	40
800 Corporate Circle Drive	414	1,735	2,148	447	1979	1998	40
815 East Gate Drive	636	2,736	3,372	590	1986	1998	40
817 East Gate Drive	611	2,580	3,191	568	1986	1998	40
875 First Avenue	618	5,732	6,350	1,244	1966	1998	40
9011 Arboretum Parkway	1,857	7,983	9,839	1,837	1991	1998	40
9100 Arboretum Parkway	1,362	6,043	7,405	1,533	1988	1998	40
920 Harvest Drive	2,433	9,984	12,417	2,434	1990	1998	40
9200 Arboretum Parkway	985	4,223	5,208	1,037	1988	1998	40
9210 Arboretum Parkway	1,110	4,922	6,032	1,171	1988	1998	40
9211 Arboretum Parkway	582	2,714	3,296	607	1991	1998	40
925 Harvest Drive	1,671	7,266	8,937	1,650	1990	1998	40
993 Lenox Drive	2,811	12,300	15,112	3,207	1985	1998	40
997 Lenox Drive	2,410	9,740	12,150	2,398	1987	1998	40
Dabney III	281	1,361	1,641	356	1986	1998	40
Philadelphia Marine Center	532	4,208	4,740	764	Various	1998	40
1050 Westlakes Drive	—	14,909	14,909	2,799	1984	1999	40
11 Campus Boulevard	1,112	4,711	5,824	1,014	1998	1999	40
400 Berwyn Park	2,657	17,744	20,401	2,267	1999	1999	40
630 Dresher Road	771	4,666	5,437	899	1987	1999	40
7130 Ambassador Drive	761	3,219	3,981	614	1991	1999	40
100 Brandywine Boulevard	1,784	12,804	14,587	1,658	2002	2000	40
1400 Howard Boulevard	443	—	443	—	N/A	2000	40
15 Campus Boulevard	1,164	3,952	5,115	364	2002	2000	40
1700 Paoli Pike	488	4,086	4,574	661	2000	2000	40
2000 Lenox Drive	2,291	15,023	17,314	3,768	2000	2000	40
300 Welsh Road - Building II	396	1,695	2,091	462	1980	2000	40
401 Plymouth Road	6,199	34,121	40,319	5,840	2001	2000	40
630 Allendale Road	2,836	19,992	22,828	4,319	2000	2000	40
640 Allendale Road	439	1,913	2,352	210	2000	2000	40
Bishops Gate Corporate Center	934	6,292	7,226	191	2005	2000	40
Macaroni Grill	1,043	555	1,598	10	N/A	2000	40
10 Lake Center Drive	1,880	7,811	9,691	1,010	1989	2001	40
100 Arrandale Boulevard	970	3,881	4,851	461	1997	2001	40
100 Lindenwood Drive	473	2,262	2,735	389	1985	2001	40
101 Lindenwood Drive	4,152	17,526	21,678	2,283	1988	2001	40
1100 Cassett Road	1,695	6,784	8,479	807	1997	2001	40
111 Arrandale Road	262	1,049	1,311	125	1996	2001	40
111/113 Pencader Drive	1,092	4,370	5,462	520	1990	2001	40
1160 Swedesford Road	1,781	7,581	9,362	945	1986	2001	40

Back to Contents

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

					Initial Cost

		City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

	1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	977
	161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	354
	200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	533
	200 Lindenwood Drive	Malvern	PA	—	324	1,295	243
	210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	466
	220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	312
	30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	131
	300 Lindenwood Drive	Malvern	PA	—	848	3,394	106
	301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,324
	412 Creamery Way	Exton	PA	—	1,195	4,779	725
	429 Creamery Way	Exton	PA	2,927	1,368	5,471	5
	436 Creamery Way	Exton	PA	—	994	3,978	95
	440 Creamery Way	Exton	PA	2,991	982	3,927	255
	442 Creamery Way	Exton	PA	2,590	894	3,576	394
	457 Creamery Way	Exton	PA	—	777	3,107	27
	467 Creamery Way	Exton	PA	—	906	3,623	167
	479 Thomas Jones Way	Exton	PA	—	1,075	4,299	486
	481 John Young Way	Exton	PA	2,360	496	1,983	2
	555 Croton Road	King of Prussia	PA	—	4,486	17,943	254
	7360 Windsor Drive	Allentown	PA	—	1,451	3,618	2,040
	Two Righter Parkway	Wilmington	DE	—	2,802	11,217	10
	1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	1,974
	200 Commerce Drive	Newark	DE	5,928	911	4,414	4
	400 Commerce Drive	Newark	DE	11,989	2,528	9,220	4,497
	600 West Germantown Pike	Plymouth Meeting	PA	11,921	3,652	15,288	581
	610 West Germantown Pike	Plymouth Meeting	PA	11,542	3,651	14,514	845
	620 West Germantown Pike	Plymouth Meeting	PA	11,683	3,572	14,435	985
	630 West Germantown Pike	Plymouth Meeting	PA	11,524	3,558	14,743	1,312
	6802 Paragon Place	Richmond	VA	—	2,917	11,454	1,704
	980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	997
	565 East Swedesford Road	Wayne	PA	—	1,872	7,489	646
	575 East Swedesford Road	Wayne	PA	—	2,178	8,712	234
	585 East Swedesford Road	Wayne	PA	—	1,350	5,401	37
	595 East Swedesford Road	Wayne	PA	—	2,729	10,917	129
	989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	273
	100 North 18th Street	Philadelphia	PA	76,441	16,066	100,255	102
	130 North 18th Street	Philadelphia	PA	—	14,496	107,736	24
	130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	(19)
	150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	1,069
	170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	(16)
	201 King of Prussia Road	Radnor	PA	—	8,956	29,811	60
	300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	131
	525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	262
	920 North King Street	Wilmington	DE	—	6,141	21,140	(165)
	Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,157
	Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	2,655
(1)	Four Tower Bridge	Conshohocken	PA	10,763	2,672	14,221	(136)
	One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	(179)
(1)	Six Tower Bridge	Conshohocken	PA	15,083	2,827	15,525	(72)
	Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	(76)
	Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	87
	1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—
	101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	21
	Arcadia Land	Upper Macungie	PA	—	5	—	0
	922 Swedesford Road	Berwyn	PA	—	218	—	—

				$489,347	$459,094	$1,897,847	$203,103

		Gross Amount at Which Carried December 31, 2005

		Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)	Year of Construction	Year Acquired	Depreciable Life

	1180 Swedesford Road	2,086	9,320	11,405	1,139	1987	2001	40
	161 Gaither Drive	1,016	4,418	5,434	668	1987	2001	40
	200 Lake Drive East	2,069	8,808	10,877	1,088	1989	2001	40
	200 Lindenwood Drive	324	1,538	1,862	224	1984	2001	40
	210 Lake Drive East	1,645	7,046	8,690	898	1986	2001	40
	220 Lake Drive East	2,144	9,110	11,254	1,217	1988	2001	40
	30 Lake Center Drive	1,043	4,303	5,345	553	1986	2001	40
	300 Lindenwood Drive	849	3,499	4,348	412	1991	2001	40
	301 Lindenwood Drive	2,729	12,239	14,968	1,763	1984	2001	40
	412 Creamery Way	1,195	5,504	6,699	839	1999	2001	40
	429 Creamery Way	1,368	5,476	6,844	651	1996	2001	40
	436 Creamery Way	994	4,073	5,067	499	1991	2001	40
	440 Creamery Way	982	4,182	5,164	539	1991	2001	40
	442 Creamery Way	894	3,970	4,864	579	1991	2001	40
	457 Creamery Way	777	3,134	3,911	371	1990	2001	40
	467 Creamery Way	906	3,790	4,696	476	1988	2001	40
	479 Thomas Jones Way	1,075	4,785	5,860	698	1988	2001	40
	481 John Young Way	496	1,985	2,481	236	1997	2001	40
	555 Croton Road	4,486	18,197	22,683	2,245	1999	2001	40
	7360 Windsor Drive	1,451	5,658	7,109	1,299	2001	2001	40
	Two Righter Parkway	2,802	11,226	14,029	1,556	1987	2001	40
	1000 Lenox Drive	1,174	6,670	7,844	751	1982	2002	40
	200 Commerce Drive	911	4,418	5,329	570	1998	2002	40
	400 Commerce Drive	2,528	13,717	16,245	4,547	1997	2002	40
	600 West Germantown Pike	3,652	15,869	19,521	1,650	1986	2002	40
	610 West Germantown Pike	3,651	15,359	19,010	1,647	1987	2002	40
	620 West Germantown Pike	3,572	15,420	18,992	1,714	1990	2002	40
	630 West Germantown Pike	3,558	16,055	19,613	1,801	1988	2002	40
	6802 Paragon Place	2,917	13,158	16,075	1,613	1989	2002	40
	980 Harvest Drive	2,079	8,818	10,897	933	1988	2002	40
	565 East Swedesford Road	1,872	8,134	10,007	473	1984	2003	40
	575 East Swedesford Road	2,178	8,946	11,124	507	1985	2003	40
	585 East Swedesford Road	1,350	5,437	6,788	295	1998	2003	40
	595 East Swedesford Road	2,729	11,046	13,775	600	1998	2003	33
	989 Lenox Drive	3,702	15,074	18,776	754	1984	2003	23
	100 North 18th Street	16,066	100,357	116,423	4,938	1988	2004	29
	130 North 18th Street	14,475	107,781	122,256	5,352	1998	2004	25
	130 Radnor Chester Road	2,567	8,325	10,892	324	1983	2004	30
	150 Radnor Chester Road	11,899	38,081	49,980	1,641	1983	2004	40
	170 Radnor Chester Road	2,511	8,134	10,645	316	1983	2004	29
	201 King of Prussia Road	8,950	29,876	38,827	1,705	2001	2004	25
	300 Delaware Avenue	6,371	13,867	20,238	1,030	1989	2004	29
	525 Lincoln Drive West	3,727	17,883	21,609	1,290	1986	2004	25
	920 North King Street	6,141	20,974	27,116	1,079	1989	2004	29
	Five Radnor Corporate Center	6,580	26,607	33,188	1,252	1998	2004	38
	Four Radnor Corporate Center	5,707	23,744	29,451	1,025	1995	2004	30
(1)	Four Tower Bridge	2,672	14,085	16,757	4,695	1998	2004	40
	One Radnor Corporate Center	7,323	28,434	35,757	1,484	1998	2004	23
(1)	Six Tower Bridge	2,827	15,453	18,280	4,189	1999	2004	40
	Three Radnor Corporate Center	4,791	17,867	22,658	954	1998	2004	24
	Two Radnor Corporate Center	3,944	15,564	19,508	830	1998	2004	40
	1 West Elm Street	3,557	14,261	17,817	89	1999	2005	40
	101 West Elm Street	6,251	25,229	31,481	187	1999	2005	40
	Arcadia Land	5	—	5	—	N/A	2005	40
	922 Swedesford Road	218	—	218	—	N/A	N/A	40

		$456,736	$2,103,325	$2,560,061	$390,333

Back to Contents

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2003 to December 31, 2005 (in thousands):

	2005	2004	2003

Balance at beginning of year	$2,483,134	$1,869,744	$1,890,009
Additions:
Acquisitions	71,783	578,197	59,149
Consolidation of VIE’s (1)	—	35,245	—
Capital expenditures	47,732	30,953	57,721
Less:
Dispositions	(42,588)	(31,005)	(135,118)
Assets transferred to held-for-sale	—	—	(2,017)

Balance at end of year	$2,560,061	$2,483,134	$1,869,744

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2003 to December 31, 2005 (in thousands):

	2005	2004	2003

Balance at beginning of year	$325,802	$268,091	$245,230
Additions:
Depreciation expense - continued operations	78,465	60,179	51,191
Depreciation expense - discontinued operations	171	224	695
Consolidation of VIE’s (1)	—	7,741	—
Acquisitions	—	—	—
Less:
Dispositions	(14,105)	(10,433)	(28,663)
Assets transferred to held-for-sale	—	—	(362)

Balance at end of year	$390,333	$325,802	$268,091

(1)	- Joint ventures which were consolidated at March 31, 2004 under Financial Interpretation 46-R (“FIN-46-R”), “Consolidation of Variable Interest Entities.”

(2)	- Schedule III excludes an asset owned that is subject to a deferred financing lease.