Form 10-Q/A
period 2006-06-30
BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2006-08-15
CIK 1060386

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1
to
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

Explanatory Note:

This Amendment No. 1 to Quarterly Report on Form 10-Q (the “Form 10-Q”) of Brandywine Operating Partnership, L.P. (the “Partnership,” “we,” “us” or “our”) amends the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Form 10-Q” ), which was originally filed with the Securities and Exchange Commission (“SEC’) on August 14, 2006. We are filing this Form 10-Q/A to report the computation of Ratio of Earnings to Combined Fixed Charges as Exhibit 12.1.

This Form 10-Q/A is being filed solely to report the Computation of Ratio of Earnings to Combined Fixed Charges of the original Form 10-Q. No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006. While not amended, the remaining items of the Form 10-Q, including exhibits are included with this Amendment No. 1 for convenience.

i

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