Form 10-Q
period 2006-09-30
BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2006-11-14
CIK 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell Partnership (as defined in Rule 12b-2 of the Exchange Act). No Yes

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Back to Contents

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit and per unit information)

	September 30, 2006	December 31, 2005

ASSETS
Real estate investments:
Operating properties	$4,871,978	$2,560,061
Accumulated depreciation	(499,141)	(390,333)

Operating real estate investments, net	4,372,837	2,169,728
Construction-in-progress	309,783	273,240
Land held for development	118,181	98,518

Total real estate investments, net	4,800,801	2,541,486
Cash and cash equivalents	16,538	7,174
Escrowed cash	20,153	18,498
Accounts receivable, net	23,400	12,874
Accrued rent receivable, net	67,283	47,034
Marketable securities	187,162	—
Investment in unconsolidated ventures	78,288	13,331
Deferred costs, net	65,378	37,602
Intangible assets, net	325,119	78,097
Other assets	67,500	49,649

Total assets	$5,651,622	$2,805,745

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$892,935	$494,777
Secured note payable	181,759	—
Unsecured notes	1,863,188	936,607
Unsecured credit facility	249,998	90,000
Accounts payable and accrued expenses	124,814	52,635
Distributions payable	43,752	28,880
Tenant security deposits and deferred rents	57,799	20,953
Acquired below market leases, net of accumulated amortization of $17,024 and $6,931	107,122	34,704
Other liabilities	14,927	4,411

Total liabilities	3,536,294	1,662,967
Minority interest - partners’ share of consolidated real estate ventures	36,765	—
Commitments and contingencies (Note 15)
Redeemable limited partnership units at redemption value;
4,529,922 and 1,945,267 issued and outstanding in 2006 and 2005, respectively	147,449	54,300
Partners’ equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2006 and 2005	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2006 and 2005	55,538	55,538
General Partnership Capital, 90,014,708 and 56,179,075 units issued and outstanding in 2006 and 2005, respectively	1,826,626	988,197
Accumulated other comprehensive loss	1,038	(3,169)

Total partners’ equity	1,931,114	1,088,478

Total liabilities, minority interest, and partners’ equity	$5,651,622	$2,805,745

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,

	2006	2005	2006	2005

Revenue:
Rents	$149,374	$80,288	$437,913	$241,207
Tenant reimbursements	23,802	11,710	58,203	34,716
Other	8,418	3,029	17,456	11,813

Total revenue	181,594	95,027	513,572	287,736
Operating Expenses:
Property operating expenses	53,465	26,664	149,828	83,679
Real estate taxes	18,220	9,744	51,203	28,763
Depreciation and amortization	68,277	28,230	199,275	83,983
Administrative expenses	6,490	4,486	22,704	13,616

Total operating expenses	146,452	69,124	423,010	210,041

Operating income	35,142	25,903	90,562	77,695
Other Income (Expense):
Interest income	2,479	304	7,702	966
Interest expense	(45,402)	(17,762)	(128,869)	(53,366)
Equity in income of real estate ventures	370	745	1,798	2,296
Net gain on sale of interests in real estate	—	4,640	2,608	4,640
Gain on termination of purchase contract	3,147	—	3,147	—

Income (loss) before minority interest	(4,264)	13,830	(23,052)	32,231
Minority interest - partners' share of consolidated real estate ventures	279	(41)	560	(213)

Income (loss) from continuing operations	(3,985)	13,789	(22,492)	32,018
Discontinued operations:
Income (loss) from discontinued operations	1,150	294	5,018	941
Net gain on disposition of discontinued operations	5,188	2,196	5,188	2,196
Minority interest - partners' share of consolidated real estate ventures	(1,857)	—	(2,239)	—

Income (loss) from discontinued operations	4,481	2,490	7,967	3,137

Net income (loss)	496	16,279	(14,525)	35,155
Income allocated to Preferred Units	(1,998)	(1,998)	(5,994)	(5,994)

Income (loss) allocated to Common Partnership Units	$(1,502)	$14,281	$(20,519)	$29,161

Basic earnings per Common Partnership Unit:
Continuing operations	$(0.06)	$0.20	$(0.30)	$0.45
Discontinued operations	0.05	0.04	0.08	0.05

	$(0.02)	$0.25	$(0.22)	$0.50

Diluted earnings per Common Partnership Unit:
Continuing operations	$(0.06)	$0.20	$(0.30)	$0.45
Discontinued operations	0.05	0.04	0.08	0.05

	$(0.02)	$0.24	$(0.22)	$0.50

Distributions declared per common partnership unit	$0.44	$0.44	$1.32	$1.32
Basic weighted average common partnership units	94,147,584	58,040,651	94,043,030	57,761,348
Diluted weighted average common partnership units	94,147,584	58,340,691	94,043,030	57,995,891

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(unaudited, in thousands)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,

	2006	2005	2006	2005

Net income (loss)	$496	$16,279	$(14,525)	$35,155
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(1,070)	—	1,293	—
Less: minority interest - consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	525	—	(284)	—
Realized gain on derivative financial instruments	—	—	3,266	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	9	113	113	340
Unrealized gain (loss) on available-for-sale securities	595	(257)	(181)	(20)

Total other comprehensive income	59	(144)	4,207	320

Comprehensive income (loss)	$555	$16,135	$(10,318)	$35,475

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended September 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(14,525)	$35,155
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	143,893	63,588
Amortization:
Deferred financing costs	2,063	1,939
Deferred leasing costs	8,394	6,425
Acquired above (below) market leases, net	(6,067)	(1,050)
Assumed lease intangibles	50,471	14,854
Deferred compensation costs	2,332	1,618
Straight-line rent	(23,486)	(10,852)
Provision for doubtful accounts	2,970	600
Real estate venture income in excess of distributions	(162)	(697)
Net gain on sale of interests in real estate	(7,797)	(6,820)
Gain on termination of purchase contract	(3,147)	—
Minority interest	1,679	213
Changes in assets and liabilities:
Accounts receivable	2,515	4,469
Other assets	(13,185)	(12,837)
Accounts payable and accrued expenses	36,192	5,861
Tenant security deposits and deferred rents	30,635	628
Other liabilities	904	672

Net cash from operating activities	213,679	103,766

Cash flows from investing activities:
Acquisition of Prentiss	(935,856)	—
Acquisition of properties	(169,462)	(92,674)
Sales of properties, net	258,931	29,428
Gain on termination of purchase contract	3,147	—
Capital expenditures	(180,771)	(136,801)
Investment in marketable securities	183	404
Investment in unconsolidated Real Estate Ventures	(643)	(258)
Escrowed cash	(492)	1,806
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	2,444	390
Leasing costs	(30,524)	(8,445)

Net cash from investing activities	(1,053,043)	(206,150)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	462,000	250,000
Repayments of Credit Facility borrowings	(302,002)	(62,000)
Proceeds from mortgage notes payable	20,520	—
Repayments of mortgage notes payable	(29,327)	(13,565)
Proceeds from term loan	750,000	—
Repayments of term loan	(750,000)	—
Proceeds from unsecured notes	847,818	—
Proceeds from forward starting swap termination	3,266	—
Repayments on employee stock loans	60	50
Debt financing costs	(6,991)	(234)
Exercise of stock options	9,120	19,283
Repurchases of common partnership and minority interest units	(34,481)	(240)
Distributions paid to preferred and common partnership unitholders	(110,094)	(79,752)
Distributions to minority interest holders - consolidated real estate ventures	(11,161)	(3,164)

Net cash from financing activities	848,728	110,378

Increase (decrease) in cash and cash equivalents	9,364	7,994
Cash and cash equivalents at beginning of period	7,174	15,346

Cash and cash equivalents at end of period	$16,538	$23,340

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$99,987	$27,374
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	1,021,269	—
Partnership units issued in the Prentiss acquisition	64,103	—
Partnership units issued in propety acquistions	13,819	—
Mortgage notes payable assumed in the Prentiss acquisition	532,607	—
Secured note payable assumed in the Prentiss acquisition	186,116	—

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1.	ORGANIZATION AND NATURE OF ORGANIZATION

Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. As of September 30, 2006, the Partnership owned 277 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 30.0 million net rentable square feet. As of September 30, 2006, the Partnership owned economic interests in 11 unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet and in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or in areas surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Austin, Texas; Dallas, Texas; Richmond, Virginia; Northern and Southern California; Southern and Central New Jersey; and Northern Virginia.

As more fully described in Note 3, on January 5, 2006, the Partnership acquired Prentiss Properties Trust (“Prentiss”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) that the Partnership entered into with Prentiss on October 3, 2005.

The Company is the sole general partner of the Partnership and, as of September 30, 2006, owned a 95.4 % interest in the Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., Brandywine Properties I Limited, Inc. (“BPI”), and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS, Inc. and BPI are taxable REIT subsidiaries. The Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Partnership owns, directly and indirectly, 100% of each of BTRS, Inc., BPI and BPM.

As of September 30, 2006, the Management Companies were managing properties containing an aggregate of approximately 43.1 million net rentable square feet, of which approximately 30.0 million net rentable square feet related to Properties owned by the Partnership and approximately 13.1 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared by the Partnership without audit except as to the balance sheet as of December 31, 2005, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of September 30, 2006, the results of its operations for the three- and nine-month periods ended September 30, 2006 and 2005 and its cash flows for the nine-month periods ended September 30, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Principles of Consolidation

The accompanying consolidated financial statements include all accounts of the Partnership, and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Partnership consolidates (i) entities that are VIEs where the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs where the Partnership controls. Entities that the Partnership accounts for under the equity method (i.e., at cost, increased or decreased by the Partnership’s share of earnings or losses, less distributions) include (i) entities that are VIEs where the Partnership is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

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

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $7.5 million and $23.0 million for the three- and nine-month periods ended September 30, 2006 and approximately $4.3 million and $10.2 million for the three- and nine-month periods ended September 30, 2005. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $8.8 million as of September 30, 2006 and $4.9 million as of December 31, 2005. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. Other income includes net termination fees of $4.7 million and $6.5 million for the three- and nine-month periods ended September 30, 2006, and $1.0 million and $5.9 million for the three- and nine-month periods ended September 30, 2005. Deferred rents represent rental revenue received from tenants prior to their due dates.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Stock-based Compensation Plans

The Partnership Agreement provides for the issuance by the Partnership to its general partner, the Company, of a number of Common Partnership Units equal to the number of Common Shares issued by the Company, the net proceeds of which are contributed to the Partnership. When the Company issues Common Shares under its equity-based compensation plan, the Partnership issues to the Company an equal number of Common Partnership Units. The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2005, the Company’s shareholders approved an amendment to the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) that increased the number of common shares that may be issued or subject to award under the 1997 Plan from 5,000,000 to 6,600,000. The May 2005 amendment provided that 500,000 of the shares under the 1997 Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of the common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the 1997 Plan. Incentive stock options may not be granted at exercise prices less than fair value of the shares at the time of grant. All options awarded by the Company to date are non-qualified stock options that generally vested over two to five years. As of September 30, 2006, 2.6 million shares remained available for future award under the 1997 Plan. As part of the Company’s January 2006 acquisition of Prentiss, the Company assumed Prentiss’ three share incentive plans. As of September 30, 2006, approximately 1,685,676 common shares remain available for issuance or subject to award under the assumed Prentiss share incentive plans; however, any such issuances or awards under the assumed Prentiss plan may be made only to those Company employees who had been employed by Prentiss immediately prior to the Company’s acquisition of Prentiss or to those Company employees hired after the Prentiss acquisition.

On January 1, 2002, the Partnership began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Partnership s consolidated statements of income. In the three- and nine-month periods ended September 30, 2006 the Partnership recognized $887,000 and $2,332,000 of stock-based compensation expense. In the three- and nine-month periods ended September 30, 2005 the Partnership recognized $684,000 and $2,072,000 of stock-based compensation expense.

For stock-based compensation awards granted prior to 2002, the Partnership accounted for stock options issued under the recognition and measurement provisions of APB No.25, Accounting for Stock Issued to Employees and Related Interpretations. Under this method, no stock-based compensation expense was recognized. Because stock options granted prior to 2002 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis, would have been expensed in 2003, 2004, and 2005. Accordingly, had the Partnership applied the fair value recognition provisions of SFAS 123, the net income applicable to common shares would remain the same on a pro forma basis for the three- and nine-month periods ended September 30, 2006, and would have been reduced by $124,000 and $380,000 for the three- and nine-month periods ended September 30, 2005, with no change in basic or diluted net income per share.

Accounting for Derivative Instruments and Hedging Activities

The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three- and nine-month periods ended September 30, 2006 and 2005, the Partnership was not party to any derivative contract designated as a fair value hedge.

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

September 30, 2006

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Partnership believes that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Partnership is currently evaluating the impact of adopting SAB 108.

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

September 30, 2006

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

In September 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after September 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Partnership) using either a cumulative-effect-type adjustment or using a retrospective application. The adoption of EITF 04-05 did not have an effect on the Partnership’s consolidated financial statements.

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

September 30, 2006

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

3.	REAL ESTATE INVESTMENTS

As of September 30, 2006 and December 31, 2005, the carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

	September 30, 2006	December 31, 2005

Land	$764,916	$456,736
Building and improvements	3,733,658	1,951,252
Tenant improvements	373,404	152,073

	4,871,978	2,560,061
Less: accumulated depreciation	(499,141)	(390,333)

Operating real estate investments, net	$4,372,837	$2,169,728

Acquisitions and Dispositions

The Partnership’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.

2006

On January 5, 2006, the Partnership acquired Prentiss Properties Trust (“Prentiss”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) that the Partnership entered into with Prentiss on October 3, 2005. In conjunction with the Partnership’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain of Prentiss’ properties), the Partnership acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated joint ventures and 7 properties that are owned by an unconsolidated joint venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Partnership’s condensed consolidated financial statements since January 5, 2006.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Partnership sold eleven of the acquired properties that contain an aggregate of 2.3 million net rentable square feet and one parcel of land containing 10.9 acres.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At January 5, 2006

Real estate investments
Land - operating	$282,584
Building and improvements	1,942,728
Tenant improvements	120,610
Construction in progress and land inventory	57,329

Total real estate investments acquired	2,403,251
Rent receivables	6,031
Other assets acquired:
Intangible assets:
In-place leases	187,907
Relationship values	98,382
Above-market leases	26,352

Total intangible assets acquired	312,641
Investment in real estate ventures	66,921
Investment in marketable securities	193,089
Other assets	8,868

Total other assets	581,519

Total assets acquired	2,990,801
Liabilities assumed:
Mortgage notes payable	532,607
Unsecured notes	264,726
Security deposits and deferred rent	6,475
Other liabilities:
Below-market leases	78,911
Other liabilities	43,995

Total other liabilities assumed	122,906
Total liabilities assumed	926,714
Minority interest	104,658

Net assets acquired	$1,959,429

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in the Prentiss operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Operating Partnership (“Brandywine Class A Units”). Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, the Company issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash to the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition that did not elect to receive merger consideration, the Operating Partnership issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through its acquisition of Prentiss the Partnership also assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Each Brandywine Class A Unit that was issued in the merger is subject to redemption at the option of the holder. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.

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

The Company considered the provisions of FIN 47 for these acquisitions and, where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement recorded in connection with the Prentiss acquisition was approximately $2.7 million.

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

	Nine-month periods ended September 30,

	2006	2005

	(unaudited)
Pro forma revenue	$516,976	$485,473
Pro forma loss from continuing operations	(22,127)	(13,847)
Pro forma loss allocated to common shares	(20,154)	(16,704)
Earnings per common share from continuing operations
Basic — as reported	$(0.30)	$0.45

Basic — as pro forma	$(0.30)	$(0.22)

Diluted - as reported	$(0.30)	$0.45

Diluted - as pro forma	$(0.30)	$(0.22)

Earnings per common share
Basic — as reported	$(0.22)	$0.50

Basic — as pro forma	$(0.21)	$(0.18)

Diluted - as reported	$(0.22)	$0.50

Diluted - as pro forma	$(0.21)	$(0.18)

In addition to the acquisition activity related to Prentiss, during the nine-month period ended September 30, 2006; the Partnership acquired four office properties containing 681,688 net rentable square feet and 76.6 acres of developable land for an aggregate purchase price of $180.6 million. In addition to sales of assets acquired in the Prentiss merger, the Partnership sold two office properties containing 216,554 net rentable square feet and two parcels of land containing 6.8 acres for an aggregate $43.5 million, realizing net gains totaling $6.0 million.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

In addition to the acquisition activity related to Prentiss, during the three-month period ended September 30, 2006; the Partnership acquired two office properties containing 443,581 net rentable square feet for $133.2 million. In addition to sales of assets acquired in the Prentiss merger, the Partnership sold two office properties containing 216,554 net rentable square feet for $38.6 million, realizing net gains totaling $3.4 million.

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

During the three-month period ended September 30, 2005, the Partnership acquired two office properties containing 283,511 net rentable square feet and 8.0 acres of developable land for an aggregate purchase price of $52.7 million. The Partnership sold one industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

4.	INVESTMENT IN UNCONSOLIDATED VENTURES

As of September 30, 2006, the Partnership had an aggregate investment of approximately $76.0 million in 11 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership or Prentiss formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.7 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.

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

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

Operating property, net of accumulated depreciation	$360,194	$286,601
Other assets	50,739	32,267
Liabilities	28,009	24,855
Debt	328,388	205,018
Equity	54,536	88,995
Partnership’s investment in real estate ventures	76,032	13,331

In addition to its $76.0 million investment in the 11 unconsolidated Real Estate Ventures, the Partnership also has an investment of $2.3 million in Prentiss Properties Capital Trust I and Prentiss Properties Capital Trust II that is accounted for using the cost method of accounting. The investment, which is included in investment in unconsolidated ventures at September 30, 2006, was acquired by the Partnership as part of the Prentiss acquisition on January 5, 2006.

The following is a summary of results of operations of the Real Estate Ventures for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,

	2006	2005	2006	2005

Revenue	$19,189	$14,800	$57,623	$46,938
Operating expenses	7,696	7,123	22,433	24,573
Interest expense, net	5,282	3,238	15,356	8,844
Depreciation and amortization	4,826	2,255	14,998	6,697
Net income	1,385	2,184	4,836	6,824
Partnership’s share of income (Partnership basis)	370	745	1,798	2,296

As of September 30, 2006, the Partnership had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

5.	INTANGIBLE ASSETS

As of September 30, 2006 and December 31, 2005, the Partnership’s intangible assets were comprised of the following (in thousands):

	September 30, 2006

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$231,177	$(48,032)	$183,145
Tenant relationship value	133,062	(16,518)	116,544
Above market leases acquired	38,177	(12,747)	25,430

Total	$402,416	$(77,297)	$325,119

	December 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$47,965	$(12,575)	$35,390
Tenant relationship value	37,845	(5,606)	32,239
Above market leases acquired	14,404	(3,936)	10,468

Total	$100,214	$(22,117)	$78,097

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

6.	MORTGAGE NOTES PAYABLE

The following table sets forth information regarding the Partnership’s mortgage indebtedness outstanding at September 30, 2006 and December 31, 2005 (in thousands):

Property / Location	September 30, 2006	December 31, 2005	Effective Interest Rate		Maturity Date

111 Arrandale Blvd	$—	$1,043	8.65%		Aug-06
429 Creamery Way	—	2,927	8.30%		Sep-06
Interstate Center	608	766	6.19	%(b)	Mar-07
440 & 442 Creamery Way	5,462	5,581	8.55%		Jul-07
Norriton Office Center	5,127	5,191	8.50%		Oct-07
481 John Young Way	2,311	2,360	8.40%		Nov-07
400 Commerce Drive	11,849	11,989	7.12%		Jun-08
Two Logan Square	71,636	72,468	5.78	%(a)	Jul-09
The Bluffs	10,700	—	6.00	%(a)	Jul-09
Pacific Ridge	14,500	—	6.00	%(a)	Aug-09
Pacific View/Camino	26,000	—	6.00	%(a)	Aug-09
Computer Associates Building	31,000	—	6.00	%(a)	Aug-09
200 Commerce Drive	5,860	5,911	7.12	%(a)	Jan-10
Presidents Plaza	30,900	—	6.00	%(a)	May-10
1333 Broadway	24,521	—	5.18	%(a)	May-10
The Ordway	46,309	—	7.95	%(a)	Aug-10
World Savings Center	27,583	—	7.91	%(a)	Nov-10
Plymouth Meeting Exec.	44,253	44,687	7.00	%(a)	Dec-10
Four Tower Bridge	10,661	10,763	6.62%		Feb-11
Arboretum I, II, III & V	22,917	23,238	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	62,930	63,803	8.05%		Oct-11
Research Office Center	42,314	—	7.64	%(a)	Oct-11
Concord Airport Plaza	38,601	—	7.20	%(a)	Jan-12
Six Tower Bridge	14,830	15,083	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	63,576	64,429	7.25%		May-13
Coppell Associates	3,794	—	6.89%		Dec-13
Southpoint III	5,031	5,431	7.75%		Apr-14
Tysons Corner	100,000	—	4.84	%(a)	Aug-15
Coppell Associates	16,600	—	5.75%		Mar-16
Grande A	59,816	61,092	7.48%		Jul-27
Grande A	—	11,456	—		Jul-27
Grande A	—	1,551	—		Jul-27
Grande B	77,925	79,036	7.48%		Jul-27

Principal balance outstanding	877,614	488,805
Plus: unamortized fixed-rate debt premiums	15,321	5,972

Total mortgage indebtedness	$892,935	$494,777

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b)	For loans that bear interest at a variable rate, the rates in effect at September 30, 2006 have been presented.

During the three-month periods ended September 30, 2006 and 2005, the Partnership’s weighted-average interest rate on its mortgage notes payable was 6.16% and 7.21%, respectively.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

7.	UNSECURED NOTES

The following table sets forth information regarding the Partnership’s unsecured notes outstanding (in thousands):

Year of Maturity	September 30, 2006	December 31, 2005	Maturity	Stated Interest Rate	Effective Interest Rate

2008	113,000	113,000	Dec-08	4.34%	4.34	%(a)
2009	300,000	—	Apr-09	Libor + 0.45%	5.41	%(a)
2009	275,000	275,000	Nov-09	4.50%	4.62	%(a)
2010	300,000	300,000	Dec-10	5.625%	5.61	%(a)
2012	300,000	—	Apr-12	5.75%	5.77	%(a)
2014	250,000	250,000	Nov-14	5.40%	5.53	%(a)
2016	250,000	—	Apr-16	6.00%	5.95	%(a)
2035	27,062	—	Mar-35	Libor + 1.25%	6.57%
2035	25,774	—	Apr-35	Libor + 1.25%	6.57%
2035	25,774	—	Jul-35	Libor + 1.25%	6.57%

Total face amount	$1,866,610	$938,000
Less: unamortized discounts	(3,422)	(1,393)

Total unsecured notes	$1,863,188	$936,607

(a)	Rates include the effect of amortization related to discounts and costs related to settlement of treasury lock agreements.

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

As the result of a voluntary defeasance that was completed in the fourth quarter of 2005 by Prentiss, the Partnership has a secured note payable with a maturity date of February 2007. As of September 30, 2006, the outstanding balance on the secured note payable is $181.8 million. On October 7, 2005, Prentiss exercised the right to complete a voluntary defeasance of its $180.1 million PPREFI portfolio loan collateralized by certain properties acquired by the Partnership. Pursuant to the defeasance, Prentiss transferred the mortgage loan to an unrelated successor entity along with the proceeds necessary to acquire U.S. Treasury Securities sufficient to cover debt service including both interest and principal payments from the defeasance date through maturity of the loan. The U.S. Treasury Securities of approximately $182.3 million relating to this defeasance are included in investment in marketable securities on the balance sheet. The loan may be repaid at par beginning in November 2006. The Partnership intends to elect to prepay the loan at par when allowed to do so, at which point the Partnership expects to receive the proceeds of the sales of the securities in excess of the loan balance.

9.	UNSECURED CREDIT FACILITY

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, the Partnership replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Partnership’s unsecured senior debt rating. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2006, the Partnership had $250.0 million of borrowings and $23.4 million of letters of credit outstanding under the Credit Facility, leaving $326.6 million of unused availability. For the nine-month periods ended September 30, 2006 and 2005, the weighted-average interest rate on the Partnership’s unsecured credit facilities, including the effect of interest rate hedges, was 5.80% during 2006 and 4.40% during 2005.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three- and nine-month periods ended September 30, 2006 or 2005.

11.	DISCONTINUED OPERATIONS

For the three- and nine-month periods ended September 30, 2006, income from discontinued operations relates to thirteen properties that the Partnership sold during 2006, including eleven properties that were acquired by the Partnership as part of its acquisition of Prentiss. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three- and nine-month periods ended September 30, 2006 (in thousands):

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

	Three-month period ended September 30, 2006	Nine-month period ended September 30, 2006

Revenue:
Rents	$2,445	$13,660
Tenant reimbursements	288	2,226
Other	—	230

Total revenue	2,733	16,116
Expenses:
Property operating expenses	913	5,048
Real estate taxes	353	2,152
Depreciation & amortization	319	3,545

Total operating expenses	1,585	10,745
Operating income	1,148	5,371
Interest income	2	14
Interest expense	—	(367)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	1,150	5,018
Net gain on sale of interests in real estate	5,188	5,188
Minority interest - partners’ share of net gain on sale	(1,757)	(1,757)
Minority interest - partners’ share of consolidated real estate venture	(100)	(482)

Income from discontinued operations	$4,481	$7,967

For the three- and nine-month periods ended September 30, 2005, income from discontinued operations relates to three properties that the Partnership sold during 2005 and 2006. The following table summarizes the revenue and expense information for the property classified as discontinued operations for the three- and nine-month periods ended September 30, 2005 (in thousands):

	Three-month period ended September 30, 2005	Nine-month periods ended September 30, 2005

Revenue:
Rents	$1,134	$3,231
Tenant reimbursements	115	269
Other	1	13

Total revenue	1,250	3,513
Expenses:
Property operating expenses	486	1,151
Real estate taxes	122	443
Depreciation & amortization	348	978

Total operating expenses	956	2,572
Operating income	294	941
Interest income	—	—
Interest expense	—	—

Income from discontinued operations before gain on sale of interests in real estate and minority interest	294	941
Net gain on sale of interests in real estate	2,196	2,196

Income from discontinued operations	$2,490	$3,137

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

12.	MINORITY INTEREST IN JOINT VENTURES

As of September 30, 2006, the Partnership owned interests in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet. Minority interest in joint ventures represents the portion of these consolidated real estate ventures not owned by the Partnership.

13.	PARTNERS’ EQUITY

Earnings per Common Partnership Unit

The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,

	2006		2005

	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$(3,985)	$(3,985)	$13,789	$13,789
Income (loss) from discontinued operations	4,481	4,481	2,490	2,490
Income allocated to Preferred Units	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common partnership unitholders	$(1,502)	$(1,502)	$14,281	$14,281

Weighted-average common partnership units outstanding	94,147,584	94,147,584	58,040,651	58,040,651
Options	—	—	—	300,040

Total weighted-average common partnership units outstanding	94,147,584	94,147,584	58,040,651	58,340,691

Earnings per Common Partnership Unit:
Continuing operations	$(0.06)	$(0.06)	$0.20	$0.20
Discontinued operations	0.05	0.05	0.04	0.04

	$(0.02)	$(0.02)	$0.25	$0.24

	Nine-month periods ended September 30,

	2006		2005

	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$(22,492)	$(22,492)	$32,018	$32,018
Income (loss) from discontinued operations	7,967	7,967	3,137	3,137
Income allocated to Preferred Units	(5,994)	(5,994)	(5,994)	(5,994)

Net income available to common partnership unitholders	$(20,519)	$(20,519)	$29,161	$29,161

Weighted-average common partnership units outstanding	94,043,030	94,043,030	57,761,348	57,761,348
Options	—	—	—	234,543

Total weighted-average common partnership units outstanding	94,043,030	94,043,030	57,761,348	57,995,891

Earnings per Common Partnership Unit:
Continuing operations	$(0.30)	$(0.30)	$0.45	$0.45
Discontinued operations	0.08	0.08	0.05	0.05

	$(0.22)	$(0.22)	$0.50	$0.50

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Common Partnership Unit and Preferred Mirror Units

On September 18, 2006, the Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $2.0 million. On August 15, 2006, the Partnership acquired two office properties in Northern Virginia. In connection with these acquisitions, the Partnership issued 424,608 Class A Units valued at $32.546 per unit totaling $13.8 million.

On September 18, 2006, the Company declared a distribution of $0.44 per Common Partnership Unit, totaling $39.8 million, which was paid on October 16, 2006 to unitholders of record as of October 5, 2006. On September 18, 2006, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of September 30, 2006. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 16, 2006 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.

Common Stock Repurchases

The Company repurchased 1,180,200 shares during the nine month period ending September 30, 2006 for an aggregate consideration of $34.5 million under its share repurchase program. As of September 30, 2006, the Company may purchase an additional 2,319,800 shares under the plan. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.

In September 2006, the Company obtained a separate authorization to repurchase its common shares in connection with the October 2006 Debt Offering (see Note 16). Concurrently with the October 2006 Debt Offering, pursuant to such separate authorization, 1,829,000 shares were repurchased and retired at an average purchase price of $32.80 per share (approximately $60.0 million in aggregate value). Due to the fact that the Company completed the Debt Offering on October 4, 2006, no additional repurchases may be made pursuant to this separate authorization.

Stock Based Compensation

When the Company issues Common Shares under its equity-based compensation plan, the Partnership issues an equal number of Common Partnership Units, for all stock based compensation below.

Stock Options

At September 30, 2006, the Company had 1,368,878 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of September 30, 2006 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)

Outstanding at January 1, 2006	1,276,722	$26.82	2.15	1,888
Prentiss options converted to Company options as part of the Prentiss acquisition (see Note 3)	496,037	22.00	2.01	4,841
Exercised	(403,881)	20.25	0.55	3,860
Forfeited	—	—	—	—

Outstanding at September 30, 2006	1,368,878

Vested at September 30, 2006	1,368,878	$26.44	1.92	7,285
Exercisable at September 30, 2006	1,368,878	$26.44	1.92	7,285

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

There were no option awards granted to employees during the three-and nine-month periods ended September 30, 2006 and 2005.

The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.

Stock Awards

The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of September 30, 2006, 347,377 restricted shares were outstanding and vest over five years from the initial grant date. The remaining compensation expense to be recognized for the 347,377 restricted shares outstanding at September 30, 2006 was approximately $9.8 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.7 years. For the three-month and nine-month periods ended September 30, 2006, the Company recognized $744,000 and $2,189,000 of compensation expense related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the nine-months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair value

Non-vested at January 1, 2006	315,027	$25.71
Granted	239,469	30.42
Vested	(160,972)	26.28
Forfeited	(46,147)	29.21

Non-vested at September 30, 2006	347,377	$28.23

Outperformance Program

On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.

The Compensation Committee adopted the outperformance program following extensive analysis of long-term, performance-based, executive compensation programs. In its analysis, the Compensation Committee considered data and recommendations of an independent compensation consulting firm, alternative approaches to compensation both within and outside of the REIT industry and the Company s current short and long-term compensation arrangements. The Compensation Committee believes that the outperformance program will enhance the Company s compensation goals. These goals include: (1) attracting best-in-class talent, (2) retaining our key leaders, (3) providing incentives for future performance and (4) aligning the long-term interests of the Company s executives with the interests of the Company s shareholders.

If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with FASB No. 123R. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of grant represents approximately 89.9% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. For the three-month and nine-month periods ended September 30, 2006, the Company recognized $143,000 of compensation expenses related to the outperformance program.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

14.	SEGMENT INFORMATION

The Partnership currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and San Diego. The Mid-Atlantic segment includes properties in Northern Virginia and the City of Bethesda and Rockville, Maryland. The Southwest segment includes properties in Dallas and Travis counties of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Segment information as of and for the three-month periods ended September 30, 2006 and 2005 is as follows (in thousands):

	Pennsylvania — West	Pennsylvania — North	New Jersey	Urban	Richmond, Virginia	California — North	California — South	Mid-Atlantic	Southwest	Corporate	Total

As of September 30, 2006:

Real estate investments, at cost:
Operating properties	$916,128	$536,002	$594,322	$413,727	$245,019	$393,639	$95,920	$1,191,798	$485,423	$—	$4,871,978
Construction-in-progress	—	—	—	—	—	—	—	—	—	309,783	309,783
Land held for development	—	—	—	—	—	—	—	—	—	118,181	118,181
As of December 31, 2005:
Real estate investments, at cost:
Operating properties	$867,089	$558,803	$562,832	$351,407	$219,930	$—	$—	$—	$—	$—	$2,560,061
Construction-in-progress	—	—	—	—	—	—	—	—	—	273,240	273,240
Land held for development	—	—	—	—	—	—	—	—	—	98,518	98,518
For the three-months ended September 30, 2006:
Total revenue	$35,143	$18,702	$25,999	$22,185	$8,509	$14,655	$3,035	$28,774	$21,462	$3,130	$181,594
Property operating expenses and real estate taxes	10,682	9,776	13,028	9,243	3,027	5,726	898	9,347	9,567	391	71,685

Net operating income	$24,461	$8,926	$12,971	$12,942	$5,482	$8,929	$2,137	$19,427	$11,895	$2,739	$109,909

For the three-months ended September 30, 2005:
Total revenue	$26,240	$18,361	$24,845	$16,389	$7,336	$—	$—	$—	$—	$1,856	$95,027
Property operating expenses and real estate taxes	8,187	8,312	10,541	6,546	2,818	—	—	—	—	4	36,408

Net operating income	$18,053	$10,049	$14,304	$9,843	$4,518	$—	$—	$—	$—	$1,852	$58,619

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Segment information as of and for the nine-month periods ended September 30, 2006 and 2005 is as follows (in thousands):

	Pennsylvania — West	Pennsylvania — North	New Jersey	Urban	Richmond, Virginia	California — North	California — South	Mid-Atlantic	Southwest	Corporate	Total

For the nine-months ended September 30, 2006:
Total revenue	$93,529	$55,008	$75,090	$62,826	$24,009	$42,914	$8,591	$81,157	$61,019	$9,429	$513,572
Property operating expenses and real estate taxes	30,147	29,553	33,893	26,060	9,045	16,175	2,425	25,179	28,399	155	201,031

Net operating income	$63,382	$25,455	$41,197	$36,766	$14,964	$26,739	$6,166	$55,978	$32,620	$9,274	$312,541

For the nine-months ended September 30, 2005:
Total revenue	$83,160	$55,014	$74,724	$48,814	$21,653	$—	$—	$—	$—	$4,371	$287,736
Property operating expenses and real estate taxes	28,259	25,125	30,811	19,584	8,515	—	—	—	—	148	112,442

Net operating income	$54,901	$29,889	$43,913	$29,230	$13,138	$—	$—	$—	$—	$4,223	$175,294

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,

	2006	2005	2006	2005

Consolidated net operating income (loss)	$109,909	$58,619	$312,541	$175,294
Less:
Interest income	2,479	304	7,702	966
Interest expense	(45,402)	(17,762)	(128,869)	(53,366)
Depreciation and amortization	(68,277)	(28,230)	(199,275)	(83,983)
Administrative expenses	(6,490)	(4,486)	(22,704)	(13,616)
Minority interest - partners’ share of consolidated
real estate ventures	279	(41)	560	(213)
Plus:
Equity in income of real estate ventures	370	745	1,798	2,296
Net gain on sales of interests in real estate	—	4,640	2,608	4,640
Gain on termination of purchase contract	3,147	—	3,147	—

Income (loss) from continuing operations	(3,985)	13,789	(22,492)	32,018
Income (loss) from discontinued operations	4,481	2,490	7,967	3,137

Net income (loss)	$496	$16,279	$(14,525)	$35,155

15.	COMMITMENTS AND CONTINGENCIES

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

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Related Party Transaction

The Partnership held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of the Company’s Trustees. Although the Partnership and Mr. Axinn had each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property at the maturity of the loan, in February 2006 an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, the Partnership recognized a $3.1 million gain on termination of its rights under a 1998 contribution agreement, modified in 2005, that entitled the Partnership to the 50% interest in the joint venture to operate the property. This gain is shown separately on the Partnership’s income statement as a gain on termination of purchase contract.

Ground Rent

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due.

Other Commitments or Contingencies

As part of the Partnership’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At September 30, 2006, the maximum amount payable under this arrangement was $2.4 million.

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

As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Partnership has agreed not to sell certain of the acquired properties. In the case of TRC, the Partnership agreed not to sell certain of the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). In the case of the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Partnership also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that the Partnership may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Partnership sells any of the properties within the applicable restricted period in non-exempt transactions, the Partnership has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.

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

Back to Contents

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

16.	SUBSEQUENT EVENT

On October 4, 2006, the Partnership issued $300 million aggregate principal amount of exchangeable guaranteed notes due October 15, 2026 with a coupon of 3.875%. On October 16, 2006, the Partnership issued an additional $45 million aggregate principal amount of notes to cover over-allotments.

The Partnership used the net proceeds from the sale of the notes to repurchase approximately $60 million of outstanding common units (1,829,000 common units at a price of $32.80 per unit); to repay approximately $180 million under the Partnership’s revolving credit facility; and to invest the balance in short term securities pending redemption of the Partnership’s $300 million Floating Rate Guaranteed Notes due 2009 on January 2, 2007.

The notes will be exchangeable for cash and common shares at an initial exchange rate of 25.4065 common shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $39.36 per common share). The initial exchange price represents a 20% premium to the last reported sales price prior to issuance for the common shares on the New York Stock Exchange on September 28, 2006. The exchange value will be based on the exchange rate and the then trading price of the common shares. The initial exchange rate is subject to adjustment in certain circumstances.

The repurchase of 1,829,000 common shares with a portion of the proceeds of the notes did not reduce the 2,319,800 common shares that may be repurchased under the Company’s Board-approved share repurchase program.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which our principal tenants compete, our failure to lease unoccupied space in accordance with our projections, our failure to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, unanticipated costs to complete and lease-up pending developments, impairment charges, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, earthquakes and other natural disasters, the existence of complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities, the adverse consequences of our failure to qualify as a REIT, the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005. Given these uncertainties, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.

OVERVIEW

As of September 30, 2006, we managed our portfolio within nine geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. We believe we have established an effective platform in these office and industrial markets for maximizing market penetration, optimizing operating economies of scale and creating long-term investment value.

Through our January 2006 acquisition of Prentiss, we acquired interests in properties that contain an aggregate of 14.0 million net rentable square feet. Through this acquisition, we also entered into new markets, including markets in California, Northern Virginia, Maryland, and Texas.

Subsequent to our acquisition of Prentiss and the related sale of certain of Prentiss’s properties to Prudential, we sold 11 additional properties that contain an aggregate of 2.3 million net rentable square feet and one parcel of land containing 10.9 acres.

As of September 30, 2006, our portfolio consisted of 277 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 30.0 million net rentable square feet. We held economic interests in 11 unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, as of September 30, 2006 we owned interests in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet.

We receive income primarily from rental revenue (including tenant reimbursements) from our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

Back to Contents

Our financial performance is dependent upon the demand for office, industrial and other commercial space in our markets and upon prevailing interest rates.

We continue to seek revenue growth through an increase in occupancy of our portfolio and our investment strategies. Our occupancy was 91.3% at September 30, 2006, or 90.2% including four lease-up properties that we acquired in our September 2004 acquisition of a portfolio of 14 properties (the “TRC Properties” or the “TRC acquisition”).

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

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 2.9% of our aggregate annualized base rents as of September 30, 2006 (representing approximately 2.9% of the net rentable square feet of the Properties) expire without penalty through the end of 2006. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the nine-month period ended September 30, 2006 was 73.4%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $8.8 million or 8.9% of total receivables (including accrued rent receivable) as of September 30, 2006 compared to $4.9 million or 7.6% of total receivables (including accrued rent receivable) as of December 31, 2005.

Development Risk:

As of September 30, 2006, we had in development or redevelopment eleven sites aggregating approximately 2.2 million square feet. We estimate the total cost of these projects to be $523.2 million and we had incurred $302.9 million of these costs as of September 30, 2006. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of September 30, 2006, we owned approximately 378 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.

ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

On January 5, 2006, we acquired Prentiss pursuant to an Agreement and Plan of Merger that we entered into with Prentiss on October 3, 2005. In conjunction with our acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for total consideration of approximately $747.7 million. Through our acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain Prentiss properties), we acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated real estate ventures and seven properties that are owned by unconsolidated real estate ventures) that contain an aggregate of 14.0 million net rentable square feet.

Subsequent to our acquisition of Prentiss and the related sale of properties to Prudential, through September 30, 2006, we sold 11 additional properties acquired from Prentiss that contain an aggregate of 2.3 million net rentable square feet and one parcel of land containing 10.9 acres.

Back to Contents

In our acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit of limited partnership interest in Prentiss’s operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the per share merger consideration or 1.3799 Class A Units of our Operating Partnership. Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, we issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, we issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through our acquisition of Prentiss we assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.

Each Brandywine Class A Unit that we issued in the merger is subject to redemption at the option of the holder. At our option, we may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.

In addition to the acquisition activity related to Prentiss, during the nine-month period ended September 30, 2006, we also acquired four office properties containing 681,688 net rentable square feet and 76.6 acres of developable land for an aggregate purchase price of $180.6 million. In addition to sales of assets acquired in the Prentiss merger, we sold two office properties containing 216,554 net rentable square feet and two parcels of land containing 6.8 acres for an aggregate $43.5 million, realizing net gains totaling $6.0 million.

In addition to the acquisition activity related to Prentiss, during the three-month period ended September 30, 2006, we acquired two office properties containing 443,581 net rentable square feet for $133.2 million. In addition to sales of assets acquired in the Prentiss merger, we sold two office properties containing 216,554 net rentable square feet for $38.6 million, realizing net gains totaling $3.4 million.

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

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2005. See also Note 2 in our unaudited consolidated financial statements for the nine-month period ended September 30, 2006 as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 238 Properties containing an aggregate of approximately 17.8 million net rentable square feet that we owned for the entire three-month periods ended September 30, 2006 and 2005. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2006 and 2005) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the three-month periods ended September 30, 2006 and 2005 (in thousands).

Back to Contents

Comparison of three-months ended September 30, 2006 to the three-months ended September 30, 2005

	Same Store Property Portfolio				Prentiss Portfolio		Properties Acquired		Development Properties (a)		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Cash rents	$75,669	$73,742	$1,927	3%	$54,059	$—	$3,231	$41	$6,518	$1,916	$157	$41	$139,634	$75,740	$63,894	84%
Straight-line rents	1,272	3,461	(2,189)	-63%	2,602	—	230	—	3,379	825	—	—	7,483	4,286	3,197	75%
Rents - FAS 141	688	324	364	112%	1,413	—	218	—	(62)	(62)	—	—	2,257	262	1,995	761%

Total rents	77,629	77,527	102	0%	58,074	—	3,679	41	9,835	2,679	157	41	149,374	80,288	69,086	86%
Tenant reimbursements	14,026	11,397	2,629	23%	8,566	—	253	3	890	217	67	93	23,802	11,710	12,092	103%
Other (c)	5,127	1,176	3,951	336%	454	—	156	—	52	528	2,629	1,325	8,418	3,029	5,389	178%

Total revenue	96,782	90,100	6,682	7%	67,094	—	4,088	44	10,777	3,424	2,853	1,459	181,594	95,027	86,567	91%

Operating Expenses:
Property operating expenses	30,856	27,748	3,108	11%	20,319	—	900	8	3,797	1,537	(2,407)	(2,629)	53,465	26,664	26,801	101%
Real estate taxes	9,619	8,851	768	9%	6,332	—	389	2	1,173	768	707	123	18,220	9,744	8,476	87%
Administrative expenses	—	—	—	0%	—	—	—	—	—	—	6,490	4,486	6,490	4,486	2,004	45%

Total property operating expenses	40,475	36,599	3,876	11%	26,651	—	1,289	10	4,970	2,305	4,790	1,980	78,175	40,894	37,281	91%
Subtotal	56,307	53,501	2,806	5%	40,443	—	2,799	34	5,807	1,119	(1,937)	(521)	103,419	54,133	49,286	91%
Depreciation and amortization	29,588	26,581	3,007	11%	31,875	—	1,048	—	5,157	1,704	609	(55)	68,277	28,230	40,047	142%

Operating Income (loss)	$26,719	$26,920	$(201)	-1%	$8,568	$—	$1,751	$34	$650	$(585)	$(2,546)	$(466)	$35,142	$25,903	$9,239	36%
Number of properties	238				61		6		11				316
Square feet	17,828				10,590		964		2,101				31,483
Other Income (Expense):
Interest income													2,479	304	2,175	715%
Interest expense													(45,402)	(17,762)	(27,640)	156%
Equity in income of real estate ventures													370	745	(375)	-50%
Net gain on sales of interests in real estate													—	4,640	(4,640)	100%
Gain on termination of purchase contract													3,147	—	3,147	100%

Income (loss) before minority interest													(4,264)	13,830	(18,094)	-131%
Minority interest - partners’ share of consolidated real estate ventures													279	(41)	320	-780%

Income (loss) from continuing operations													(3,985)	13,789	(17,774)	-129%
Income (loss) from discontinued operations													4,273	2,406	1,867	78%

Net Income (loss)													$288	$16,195	$(15,907)	-98%

Earnings per common partnership unit													$(0.02)	$0.24	$(0.26)	-108%

EXPLANATORY NOTES

(a) - Results include: three redevelopments; four lease-up assets; three properties placed in service; and Cira Centre

(b) - Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

(c) - Includes net termination fee income of $4,338 for 2006 and $510 for 2005 for the same store property portfolio and $165 for 2006 for the Prentiss portfolio

Back to Contents

Revenue

Revenue increased by $86.6 million primarily due to the acquisition of Prentiss, which represents $67.1 million of this increase. The increase is also the result of two properties that we acquired in the fourth quarter of 2005, one property acquired in the first quarter of 2006, one property acquired in the second quarter of 2006, two properties acquired in the third quarter of 2006 and additional tenant occupancy at Cira Centre (included in Development Properties).

Revenues also increased by $2.6 million for tenant reimbursements as a result of increased property operating expenses for our same store portfolio. Our termination fee income increased by $3.8 million as result of tenant move-outs.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $26.8 million primarily due to the acquisition of Prentiss, which represents $20.3 million of this increase. Property operating expenses attributable to the occupied portion of Cira Centre and other properties acquired accounted for $4.7 million of the increase with the remainder of the increase attributable to increased property operating expenses for our same store portfolio.

Real estate taxes increased by $8.5 million primarily due to the acquisition of Prentiss, which represents $6.3 million of this increase. The remainder of the increase is primarily the result of increased real estate tax assessments in our same store properties and properties acquired or under development.

Depreciation and Amortization Expense

Depreciation and amortization increased by $40.0 million primarily due to the acquisition of Prentiss, which increased total portfolio depreciation expense by $31.9 million. The remaining increase is the result of the timing of assets being placed in service upon completion of tenant improvement and capital improvement projects subsequent to the end of the three month period ending September 30, 2005. A significant portion of the remaining increased depreciation for tenant improvements relates to Cira Centre where tenants have taken occupancy.

Administrative Expenses

Administrative expenses increased by approximately $2.0 million primarily due to the acquisition of Prentiss. Of this increase, $0.9 million was primarily attributable to increased payroll and related costs associated with employees that we hired as part of the acquisition of Prentiss. We also incurred an additional $0.6 million in professional fees in connection with our merger integration activities. The remainder of the increase reflects other increased costs of the combined companies.

Interest Income/ Expense

Interest expense increased by approximately $27.6 million primarily as a result of 14 fixed rate mortgages, three unsecured notes, and one note secured by U.S. treasury notes (“PPREFI debt”) that we assumed or entered into to finance the Prentiss merger. The mortgages assumed have maturity dates ranging from July 2009 through March 2016 and the unsecured notes have maturities of March, April, and July 2035, and the PPREFI debt has a maturity of February 2007.

The PPREFI debt was defeased by Prentiss in the fourth quarter of 2005 and is secured by an investment in U.S. treasury notes. The interest earned on the treasury notes is included in interest income and substantially offsets the amount of interest expense incurred on the PPREFI debt, resulting in an immaterial amount of net interest expense incurred. The increase of $2.2 million in interest income is primarily attributable to the interest income earned on these treasury notes.

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

As of September 30, 2006 we held an ownership interest in 15 properties through consolidated joint ventures, compared to two properties owned by consolidated joint ventures at September 30, 2005.

Discontinued Operations

Income from discontinued operations increased by $1.9 million from the prior year as a result of the sale of one property in Dallas, TX and one property in Chicago, IL that we acquired in the Prentiss acquisition. We also sold two properties that were previously included in our same store portfolio. These four properties combined had net income of $1.2 million and gains on sale of $5.2 million during the quarter ended September 30, 2006. Included in the gain on sale amount was $1.8 million attributable to minority interest in the Chicago property. During the quarter ended September 30, 2005, we sold one property that had net income of $0.1 million and a gain on sale of $2.2 million.

Net Income

Net income declined in the third quarter of 2006, compared to the third quarter of 2005, by $15.2 million as increased revenues were offset by increases in operating costs (primarily depreciation and amortization) and financing costs. All major financial statement captions increased as a result of our acquisition of Prentiss and the related financing required to complete the transaction. A significant element of these costs relate to additional depreciation and amortization charges relating to the significant property additions (including both the TRC acquisition and the Prentiss acquisition) and the values ascribed to related acquired intangibles (e.g., in-place leases). These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies that have not made such acquisitions. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship.

Earnings Per Common Partnership Unit

Earnings per partnership unit was $0.24 in the third quarter of 2005 as compared to a loss per unit of $(0.02) in the third quarter of 2006 as a result of the factors described in “Net Income” above and an increase in the average number of common units outstanding. We issued 34.6 million of our common units in our acquisition of Prentiss.

Back to Contents

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 238 Properties containing an aggregate of approximately 17.8 million net rentable square feet that we owned for the entire nine-month periods ended September 30, 2006 and 2005. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2006 and 2005) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the nine-month periods ended September 30, 2006 and 2005 (in thousands).

Back to Contents

Comparison of the nine-months ended September 30, 2006 to the nine-months ended September 30, 2005

	Same Store Property Portfolio				Prentiss Portfolio		Properties Acquired		Development Properties (a)		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Cash rents	$226,393	$224,811	$1,582	1%	$158,050	$—	$6,843	$41	$16,743	$5,069	$531	$125	$408,560	$230,046	$178,514	78%
Straight-line rents	6,591	8,346	(1,755)	-21%	8,424	—	483	—	7,464	1,854	—	—	22,962	10,200	12,762	125%
Rents - FAS 141	1,938	951	987	104%	4,486	—	152	—	(186)	(180)	1	190	6,391	961	5,430	565%

Total rents	234,922	234,108	814	0%	170,960	—	7,478	41	24,021	6,743	532	315	437,913	241,207	196,706	82%
Tenant reimbursements	34,803	33,665	1,138	3%	20,429	—	560	3	1,987	554	424	494	58,203	34,716	23,487	68%
Other (c)	8,009	7,377	632	9%	1,264	—	157	2	93	593	7,933	3,841	17,456	11,813	5,643	48%

Total revenue	277,734	275,150	2,584	1%	192,653	—	8,195	46	26,101	7,890	8,889	4,650	513,572	287,736	225,836	78%
Operating Expenses:
Property operating expenses	87,154	85,779	1,375	2%	58,229	—	2,252	8	10,072	4,936	(7,879)	(7,044)	149,828	83,679	66,149	79%
Real estate taxes	27,858	25,997	1,861	7%	18,556	—	807	2	3,087	2,553	895	211	51,203	28,763	22,440	78%
Administrative expenses	—	—	—	0%	—	—	—	—	—	—	22,704	13,616	22,704	13,616	9,088	67%

Total property operating expenses	115,012	111,776	3,236	3%	76,785	—	3,059	10	13,159	7,489	15,720	6,783	223,735	126,058	97,677	77%
Subtotal	162,722	163,374	(652)	0%	115,868	—	5,136	36	12,942	401	(6,831)	(2,133)	289,837	161,678	128,159	79%
Depreciation and amortization	92,168	77,454	14,714	19%	94,344	—	2,051	—	9,009	4,364	1,703	2,165	199,275	83,983	115,292	137%

Operating Income (loss)	$70,554	$85,920	$(15,366)	-18%	$21,524	$—	$3,085	$36	$3,933	$(3,963)	$(8,534)	$(4,298)	$90,562	$77,695	$12,867	17%
Number of properties	238				61		6		11				316
Square feet	17,828				10,590		964		2,101				31,483
Other Income (Expense):
Interest income													7,702	966	6,736	697%
Interest expense													(128,869)	(53,366)	(75,503)	141%
Equity in income of real estate ventures													1,798	2,296	(498)	-22%
Net gain on sales of interests in real estate													2,608	4,640	(2,032)	-44%
Gain on termination of purchase contract													3,147	—	3,147	100%

Income (loss) before minority interest													(23,052)	32,231	(55,283)	-172%
Minority interest - partners' share of consolidated real estate ventures													560	(213)	773	-633%
Income (loss) from continuing operations													(22,492)	32,018	(54,510)	-170%
Income (loss) from discontinued operations													7,591	3,029	4,562	151%

Net Income (loss)													$(14,901)	$35,047	$(49,948)	-143%

Earnings per common partnership unit													($0.22)	$0.51	$(0.73)	-143%

EXPLANATORY NOTES

(a) - Results include: three redevelopments; four lease-up assets; three properties placed in service; and Cira Centre

(b) - Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

(c) - Includes net termination fee income of $5,890 for 2006 and $5,888 for 2005 for the same store property portfolio and $479 for 2006 for the Prentiss portfolio

Back to Contents

Revenue

Revenue increased by $225.8 million primarily due to the acquisition of Prentiss, which represents $195.4 million of this increase. The operations of the properties acquired from Prentiss contributed $192.7 million to this increase and $2.7 million resulted from additional third party management fees as a result of management contracts assumed and entered into at the time of acquisition. The increase is also the result of two properties that were acquired in the fourth quarter of 2005, one property acquired in the first quarter of 2006, one property acquired in the second quarter of 2006 and two properties acquired in the third quarter of 2006, as well as additional tenant occupancy at Cira Centre (included in development properties) that will continue throughout 2006.

The increase in revenue of $2.6 million for our same store portfolio is due to increased occupancy and increased tenant reimbursements resulting from increased property operating expenses.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $66.1 million primarily due to the acquisition of Prentiss, which represents $58.2 million of this increase. Property operating expenses attributable to the occupied portion of Cira Centre and other property acquisitions accounted for the remainder of the increase.

Real estate taxes increased by $22.4 million primarily due to the acquisition of Prentiss, which represents $18.6 million of this increase. The remainder of the increase primarily is the result of increased real estate tax assessments in our same store portfolio and properties acquired or under development.

Depreciation and Amortization Expense

Depreciation and amortization increased by $115.3 million primarily due to the acquisition of Prentiss, which increased total portfolio depreciation expense by $94.3 million. A significant portion of the increase is also due to accelerated depreciation expense for one of our properties totaling $11.9 million that is associated with the planned demolition of an existing building as part of an office park development in suburban Philadelphia. This property was part of our same store portfolio; therefore the remaining increase in depreciation and amortization for our same store portfolio is $2.8 million. This increase resulted from the timing of assets being placed in service upon completion of tenant improvement and capital improvement projects subsequent to the end of the nine month period ending September 30, 2005. The six properties that we acquired subsequent to September 30, 2005 caused an increase of $2.1 million in depreciation and amortization expense. Depreciation and amortization for our development properties increased by $4.6 million as a result of Cira Centre where tenants have taken occupancy.

Administrative Expenses

Administrative expenses increased by approximately $9.1 million primarily due to the acquisition of Prentiss. Of this increase, $3.0 million was primarily attributable to increased payroll and related costs associated with employees that we hired as part of the acquisition of Prentiss. We also incurred an additional $3.6 million in professional fees in connection with our merger integration activities. The remainder of the increase reflects other increased costs of the combined companies which includes an increase in deferred compensation expense of $1.0 million.

Interest Income/ Expense

Interest expense increased by approximately $75.5 million primarily as a result of 14 fixed rate mortgages, three unsecured notes, and one note secured by U.S. treasury notes (“PPREFI debt”) that we assumed or entered into to finance the Prentiss merger. The mortgages assumed have maturity dates ranging from July 2009 through March 2016 and the unsecured notes have maturities of March, April, and July 2035, and the PPREFI debt has a maturity of February 2007.

The PPREFI debt was defeased by Prentiss in the fourth quarter of 2005 and is secured by an investment in U.S. treasury notes. The interest earned on the treasury notes is included in interest income and substantially offsets the amount of interest expense incurred on the PPREFI debt, resulting in an immaterial amount of net interest expense incurred. The increase of $6.7 million in interest income is primarily attributable to the interest income earned on these treasury notes.

Back to Contents

See the Notes to the Unconsolidated Combined Financial Statements in Part I, Item I for details of our mortgage indebtedness and unsecured notes outstanding.

Minority Interest-partners’ share of consolidated real estate ventures

Minority interest-partners’ share of consolidated real estate ventures increased by $0.8 million from the prior year as a result of our acquisition of one consolidated joint venture as part of our acquisition of Prentiss. This consolidated joint venture, of which we own 51%, owns 13 properties which aggregate approximately 1.2 million square feet of office space.

Subsequent to our acquisition of Prentiss, we entered into a joint venture with IBM. We consolidate this joint venture, and own a 50% interest in it.

As of September 30, 2006 we hold an ownership interest in 15 properties through consolidated joint ventures, compared to two properties owned by consolidated joint ventures at September 30, 2005.

Discontinued Operations

Income from discontinued operations increased by $4.6 million from the prior year as a result of the sale of eight properties in Chicago, IL, two in Dallas, TX, and one in Allen, TX that we acquired in the Prentiss acquisition. We also sold two properties that were previously included in our same store portfolio. These 13 properties combined had net income of $5.0 million and gain on sale of $5.2 million during the nine month period ended September 30, 2006. Included in the gain on sale amount was $1.8 million attributable to minority interest in the Chicago property. During the nine-month ended September 30, 2005, we sold one property that had net operating income of $0.1 million and a gain on sale of $2.2 million. The two properties that we sold from our same store portfolio during the quarter ended September 30, 2006 had net income of $0.2 million.

Net Income

Net income declined in the nine month period ending September 30, 2006, compared to the same period in 2005 by $47.8 million as increased revenues were offset by increases in operating costs (primarily depreciation and amortization) and financing costs. All major financial statement captions increased as a result of our acquisition of Prentiss and the related financing required to complete the transaction. A significant element of these costs relate to additional depreciation and amortization charges relating to the significant property additions (including both the TRC acquisition and the Prentiss acquisition) and the values ascribed to related acquired intangibles (e.g., in-place leases). These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies that have not made such acquisitions. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship. In addition, a significant portion of the decrease in net income is attributable to the $11.9 million in depreciation expense described in the Depreciation and Amortization Expense section above.

Earnings Per Common Partnership Unit

Earnings per partnership unit was $0.51 for the nine month period ended September 30, 2005 as compared to a loss per unit of $(0.22) in the nine month period ended September 30, 2006 as a result of the factors described in “Net Income” above and an increase in the average number of common units outstanding. We issued 34.6 million of our common units in our acquisition of Prentiss.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund current development and redevelopment costs, and
•	fund distributions declared by the Company’s Board of Trustees.

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

As of September 30, 2006 and December 31, 2005, we maintained cash and cash equivalents of $16.5 million and $7.2 million, respectively, an increase of $9.3 million. This increase was the result of the following changes in cash flow from our activities for the nine-month period ended September 30 (in thousands):

Activity	2006	2005

Operating	$213,679	$103,766
Investing	(1,053,043)	(206,150)
Financing	848,728	110,378

Net cash flows	$9,364	$7,994

Our increased cash flow from operating activities in the nine-months ended September 30, 2006 compared to the same period in 2005 is primarily attributable to our acquisition of Prentiss.

The increase in cash outflows from investing activities is primarily attributable to our acquisition of Prentiss and other property and land acquisitions totaling $1,105.3 million. In addition, we incurred approximately $180.7 million of capital expenditures for the properties that we own. These increases in investing activity are offset by the net proceeds of $221.3 million received from the sale of eight properties in Chicago and three in Texas that we acquired in our acquisition of Prentiss and subsequently sold. We received net proceeds of $37.6 million from sales of properties in our same store portfolio.

Increased cash flow from financing activities is primarily attributable to the issuance of $850.0 million of unsecured notes resulting in net proceeds of $847.8 million. The proceeds of the note issuance were used to satisfy the $750.0 million term loan that was obtained in connection with the acquisition of Prentiss, as well to repay a portion of the outstanding borrowings on our credit facility. We also had net borrowings of $160.0 million on our line of credit. These cash inflows are offset by our repurchase of common shares totaling $34.5 million and our three distribution payments totaling $110.1 million.

Capitalization

Indebtedness

On October 4, 2006 we consummated the offering of $300,000,000 aggregate principal amount of 3.875% exchangeable guaranteed notes due October 15, 2026 (the “2026 Notes”). On October 16, 2006, our Operating Partnership issued an additional $45,000,000 aggregate principal amount of 3.875% exchangeable guaranteed notes due October 15, 2026 to cover over-allotments. The Partnership used the net proceeds from the sale of the notes to repurchase approximately $60 million of outstanding common shares (1,829,000 common shares at a price of $32.80 per share); to repay approximately $180 million under the Partnership’s revolving credit facility; and to invest the balance in short term securities pending redemption of the Partnership’s $300 million Floating Rate Guaranteed Notes due 2009 on January 2, 2007.

On March 28, 2006, we consummated the public offering of (1) $300,000,000 aggregate principal amount of its unsecured floating rate notes due 2009 (the “2009 Notes”), (2) $300,000,000 aggregate principal amount of its 5.75% notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of its 6.00% notes due 2016 (the “2016 Notes” and, together with the 2009 Notes and 2012 Notes, the “Notes”). The Company guaranteed the payment of principal of and interest on the Notes.

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

Back to Contents

As of September 30, 2006, we had approximately $3.2 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our secured note payable, our unsecured notes and our revolving credit facility at September 30, 2006 and December 31, 2005:

	September 30, 2006	December31, 2005

	(dollars in thousands)
Balance:
Fixed rate	$2,558,664	$1,417,611
Variable rate	629,216	103,773

Total	$3,187,880	$1,521,384

Percent of Total Debt:
Fixed rate	80%	93%
Variable rate	20%	7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.9%	5.9%
Variable rate	5.8%	5.3%
Total	5.8%	5.8%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which is selected by us).

We have used credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, we replaced our then existing unsecured credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one year extension option upon payment of a fee and the absence of any defaults. Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 5.32% as of September 30, 2006) plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured senior debt rating. We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders. The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and various non-financial covenants. We believe that we are in compliance with all financial covenants as of September 30, 2006.

We utilize unsecured notes as a long-term financing alternative. The indentures and note purchase agreements relating to our unsecured notes contain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants. At September 30, 2006, we were in compliance with each of these financial restrictions and requirements.

We have mortgage loans that are collateralized by certain of our properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only.

We intend to refinance our mortgage loans as they mature, primarily through the use of unsecured debt or equity.

Back to Contents

The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by the Company’s declaration of trust and bylaws or our Partnership Agreement, and are solely within the discretion of the Company’s board of trustees, limited only by various financial covenants in our credit agreements.

Equity

On September 18, 2006, we declared a $0.44 per unit cash distribution to holders of Class A Units totaling $2.0 million. On August 15, 2006, we acquired two office properties in Northern Virginia. In connection with these acquisitions, we issued 424,608 Class A Units valued at $32.546 per unit totaling $13.8 million.

On September 18, 2006, we declared a distribution of $0.44 per Common Partnership Unit, totaling $39.8 million, which was paid on October 16, 2006 to unitholders of record as of October 5, 2006. On September 18, 2006, we declared distributions on our Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of September 30, 2006. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 16, 2006 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.

At September 30, 2006, the Company had a share repurchase program under which the Company’s Board has authorized it to repurchase from time to time up to 6,700,000 common shares. Through September 30, 2006, the Company had repurchased approximately 4.4 million common shares under this program at an average price of $20.82 per share. The Company’s Board placed no time limit on the duration of the program. As of September 30, 2006, the Company may purchase an additional 2,319,800 additional shares under the plan. When the Company repurchases Common Shares, we repurchase an equal number of Common Partnership Units.

We used a portion of the net proceeds from the issuance of the 2026 Notes to repurchase 1,829,000 common shares. This repurchase did not reduce the number of common shares that may be repurchased under the Board-approved share repurchase program.

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

Back to Contents

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our contractual commitments as of September 30, 2006:

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$877,615	$17,965	$197,467	$228,381	$433,802
Secured note payable	181,759	181,759	—	—	—
Revolving credit facility	249,998	—	249,998	—	—
Unsecured debt (a)	1,866,610	—	688,000	600,000	578,610
Ground leases (b)	280,413	1,736	3,472	3,636	271,569
Other liabilities	688	—	—	—	688

	$3,457,083	$201,460	$1,138,937	$832,017	$1,284,669

(a)	Amounts do not include unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.

We intend to refinance or repay our mortgage notes payable as they become due or repay those that are secured by properties being sold.

As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we are obligated to issue declines monthly and, as of September 30, 2006, the maximum balance payable under this arrangement was $2.4 million, with no amount currently due.

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

We held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of our Trustees. Although we and Mr. Axinn had each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, we recognized a $3.1 million gain on termination of our rights under a 1998 contribution agreement, modified in 2005, that entitled us to the 50% interest in the joint venture to operate the property. This gain is shown separately on our income statement as a gain on termination of purchase contract.

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

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2006, our consolidated debt consisted of $892.3 million in fixed rate mortgages and $0.6 million in variable rate mortgage notes, $181.8 million in fixed rate secured note payable, $250.0 million variable rate borrowings under our Credit Facility and $1.9 billion in unsecured notes (net of discounts) of which $1.5 billion are fixed rate borrowings and $0.4 billion are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $6.3 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $6.3 million.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $94.4 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $101.2 million.

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

Back to Contents

(b)

Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended September 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs (a)

2006:
July	—		—	2,319,800
August	—		—	2,319,800
September	—		—	2,319,800

Total	—		—

(a)

On May 2, 2006, the Company’s Board of Trustees authorized an increase in the number of common shares that it may repurchase, whether in open-market or privately negotiated transactions. The Board authorized the Company to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program. When the Company repurchases Common Shares, the Operating Partnership repurchases an equal number of Common Partnership Units.

Item 3. Dfaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Back to Contents

Item 6. Exhibits

(a) Exhibits

10.1

Form of Fifteenth Amendment to Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on August 18, 2006)

10.2	2006 Long-Term Outperformance Compensation Program (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on September 1, 2006)**

12.1	Statement re Computation of Ratios

31.1	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

Back to Contents

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)
BRANDYWINE REALTY TRUST, as general partner
Date: November 14, 2006	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2006	By:	/s/ Timothy M. Martin

Timothy M. Martin, Vice President and Treasurer
(Principal Financial Officer)
Date: November 14, 2006	By:	/s/ Scott W. Fordham

Scott W. Fordham, Vice President and Chief Accounting Officer
(Principal Accounting Officer)