Form 10-Q
period 2007-06-30
BRANDYWINE OPERATING PARTNERSHIP LP /PA; BRANDYWINE REALTY TRUST
filed 2007-08-08
CIK 1060386, 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission file number	001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)
Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640

(State or other jurisdiction of
Incorporation or organization)	(I.R.S. Employer Identification No.)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code          (610) 325-5600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Brandywine Realty Trust	Yes ☑ No ☐
Brandywine Operating Partnership, L.P.	Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Brandywine Realty Trust	Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Brandywine Operating Partnership, L.P.	Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
A total of 86,843,035 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 1, 2007.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2007	2006
ASSETS
Real estate investments:
Operating properties	$4,862,726	$4,927,305
Accumulated depreciation	(554,417)	(515,698)

Operating real estate investments, net	4,308,309	4,411,607
Development land and construction-in-progress	373,497	328,119

Total real estate invesmtents, net	4,681,806	4,739,726
Cash and cash equivalents	28,522	25,379
Cash escrowed with qualified intermediary (Note 3)	36,590	—
Accounts receivable, net (Note 2)	16,972	19,957
Accrued rent receivable, net	77,922	71,589
Asset held for sale, net	—	126,016
Investment in real estate ventures, at equity (Note 4)	72,748	74,574
Deferred costs, net (Note 5)	81,823	73,708
Intangible assets, net (Note 6)	239,469	281,251
Other assets	92,221	96,818

Total assets	$5,328,073	$5,509,018

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable (Note 7)	$757,145	$883,920
Unsecured notes, net of discounts (Note 7)	2,208,070	2,208,310
Unsecured credit facility (Note 7)	210,000	60,000
Accounts payable and accrued expenses	79,473	108,400
Distributions payable	42,131	42,760
Tenant security deposits and deferred rents	59,429	55,697
Acquired below market leases, net (Note 6)	72,259	92,527
Other liabilities	12,682	14,661
Mortgage notes payable and other liabilities held for sale	—	20,826

Total liabilities	3,441,189	3,487,101
Minority interest — partners’ share of consolidated real estate ventures (Note 10)	—	34,428
Minority interest — LP units (Note 10)	85,829	89,563
Commitments and contingencies (Note 14 )
Beneficiaries’ equity (Note 11):
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2007 and 2006	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2007 and 2006	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; issued and outstanding- 87,049,237 in 2007 and 88,327,041 in 2006	872	883
Additional paid-in capital	2,275,319	2,311,541
Cumulative earnings	444,340	423,764
Accumulated other comprehensive income	1,322	1,576
Cumulative distributions	(920,841)	(839,881)

Total beneficiaries’ equity	1,801,055	1,897,926

Total liabilities, minority interest and beneficiaries’ equity	$5,328,073	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenue:
Rents	$138,597	$130,467	$276,537	$253,536
Tenant reimbursements	21,016	15,496	41,839	32,130
Other	4,691	4,466	9,029	8,681

Total revenue	164,304	150,429	327,405	294,347

Operating Expenses:
Property operating expenses	45,965	41,504	91,170	82,478
Real estate taxes	16,435	14,388	32,462	28,595
Depreciation and amortization	58,227	64,145	120,274	115,357
Administrative expenses	6,993	7,724	14,262	16,214

Total operating expenses	127,620	127,761	258,168	242,644

Operating income	36,684	22,668	69,237	51,703
Other Income (Expense):
Interest income	1,603	2,573	2,390	5,223
Interest expense	(40,803)	(41,596)	(81,161)	(81,974)
Interest expense — Deferred financing costs	(1,065)	(794)	(2,323)	(1,273)
Equity in income of real estate ventures	4,504	463	5,258	1,428
Net gain on sale of interests in real estate	—	2,608	—	2,608

Income (loss) before minority interest	923	(14,078)	(6,599)	(22,285)
Minority interest — partners’ share of consolidated real estate ventures	8	(17)	(108)	281
Minority interest attributable to continuing operations — LP units	46	707	457	1,142

Income (loss) from continuing operations	977	(13,388)	(6,250)	(20,862)

Discontinued operations:
Income from discontinued operations	1,093	2,119	2,869	7,365
Net (loss) gain on disposition of discontinued operations	(856)	—	25,153	—
Minority interest — partners’ share of consolidated real estate ventures	—	(195)	—	(382)
Minority interest attributable to discontinued operations — LP units	(10)	(92)	(1,196)	(319)

Income from discontinued operations	227	1,832	26,826	6,664

Net income (loss)	1,204	(11,556)	20,576	(14,198)
Income allocated to Preferred Shares	(1,998)	(1,998)	(3,996)	(3,996)

Income (loss) allocated to Common Shares	$(794)	$(13,554)	$16,580	$(18,194)

Basic earnings (loss) per Common Share:
Continuing operations	$(0.01)	$(0.17)	$(0.12)	$(0.28)
Discontinued operations	0.00	0.02	0.31	0.07

	$(0.01)	$(0.15)	$0.19	$(0.20)

Diluted earnings (loss) per Common Share:
Continuing operations	$(0.01)	$(0.17)	$(0.12)	$(0.28)
Discontinued operations	0.00	0.02	0.30	0.07

	$(0.01)	$(0.15)	$0.19	$(0.20)

Dividends declared per Common Share	$0.44	$0.44	$0.88	$0.88

Basic weighted average shares outstanding	87,080,785	90,540,237	87,680,773	89,923,528

Diluted weighted average shares outstanding	87,080,785	90,540,237	88,298,521	89,923,528
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,204	$(11,556)	$20,576	$(14,198)
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(1,872)	605	(422)	2,363
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	(296)	—	(809)
Settlement of forward starting swaps	1,148	—	1,148	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(394)	9	(385)	105
Unrealized gain (loss) on available-for-sale securities	13	(184)	(595)	(776)

Total other comprehensive income (loss)	(1,105)	134	(254)	4,149

Comprehensive income (loss)	$99	$(11,422)	$20,322	$(10,049)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$20,576	$(14,198)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	90,405	95,051
Amortization:
Deferred financing costs	2,323	1,274
Deferred leasing costs	7,731	5,184
Acquired above (below) market leases, net	(6,304)	(3,907)
Acquired lease intangibles	26,700	33,700
Deferred compensation costs	2,559	1,445
Straight-line rent	(14,775)	(15,916)
Provision for doubtful accounts	500	1,956
Real estate venture income in excess of distributions	(104)	(267)
Net gain on sale of interests in real estate	(25,153)	(2,608)
Minority interest (expense)/income	847	(722)
Changes in assets and liabilities:
Accounts receivable	3,916	5,937
Other assets	1,366	6,471
Accounts payable and accrued expenses	(6,151)	7,451
Tenant security deposits and deferred rents	5,665	9,976
Other liabilities	(10,148)	(6,053)

Net cash from operating activities	99,953	124,774
Cash flows from investing activities:
Acquisition of Prentiss	—	(935,856)
Acquisition of properties	—	(50,114)
Acquisition of minority interest — partners’ share of consolidated real estate venture	(64,174)	—
Sales of properties, net	222,592	144,006
Capital expenditures	(133,264)	(102,851)
Investment in unconsolidated real estate ventures	(523)	(502)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	2,169	2,215
Leasing costs	(11,499)	(12,114)

Net cash from investing activities	15,301	(955,216)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	620,875	310,000
Repayments of Credit Facility borrowings	(470,875)	(205,000)
Proceeds from mortgage notes payable	—	20,520
Repayments of mortgage notes payable	(126,780)	(21,198)
Proceeds from term loan	—	750,000
Repayments of term loan	—	(750,000)
Proceeds from unsecured notes	299,644	847,818
Repayments of unsecured notes	(299,866)	—
Proceeds from forward starting swap termination	1,148	3,266
Repayments on employee stock loans	—	35
Debt financing costs	(3,776)	(6,987)
Exercise of stock options	6,221	8,011
Repurchases of Common Shares	(53,524)	(34,481)
Distributions paid to shareholders	(81,716)	(68,306)
Distributions to minority interest holders	(3,462)	(4,033)

Net cash from financing activities	(112,111)	849,645

Increase (decrease) in cash and cash equivalents	3,143	19,203
Cash and cash equivalents at beginning of period	25,379	7,174

Cash and cash equivalents at end of period	$28,522	$26,377

Supplemental disclosure:
Cash paid for interest, net of capitalized interest of $8,217 in 2007 and $4,916 in 2006	$92,541	$73,933
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	64,103
Operating Partnership units issued in property acquistions	—	13,819
Cash escrowed with qualified intermediary (Note 3)	109,102	—
Acquisition of property using cash escrowed with qualified intermediary	(72,511)	—
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
1. THE COMPANY
Brandywine Realty Trust, a Maryland real estate investment trust (“REIT”), is a self-administered and self-managed real estate investment trust active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.” The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of June 30, 2007, the Company owned 238 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 25.7 million net rentable square feet. The Company also has six properties under development and 10 properties under redevelopment containing an aggregate 2.4 million net rentable square feet. As of June 30, 2007, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company consolidates 281 properties with an aggregate of 28.5 million net rentable square feet. As of June 30, 2007, the Company owned economic interests in 12 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland and San Diego, CA.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of June 30, 2007, owned a 95.7% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Operating Partnership owns, directly and indirectly, 100% of each of BTRS, BPI and BPM.
As of June 30, 2007 the Management Companies were managing properties containing an aggregate of approximately 42.1 million net rentable square feet, of which approximately 28.1 million net rentable square feet related to Properties owned by the Partnership and approximately 14.0 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2007, the results of its operations for the three- and six-month periods ended June 30, 2007 and 2006 and its cash flows for the six-month periods ended June 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
included in the Company’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses when applicable. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
increase to rental income over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible including in-place lease values and tenant relationship values would be charged to expense and market rate adjustments would be recorded to revenue.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. This straight-line rent adjustment increased revenue by approximately $5.6 million and $12.6 million for the three- and six-month periods ended June 30, 2007 and approximately $8.1 million and $15.9 million for the three- and six-month periods ended June 30, 2006. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and tenant reimbursements of certain leasehold improvements that will remain the Company’s property at the end of the tenant’s lease term. The amortization of the leasehold improvement reimbursement is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.5 million and $2.1 million for the three- and six-month periods ended June 30, 2007 and approximately $0.1 million for the three- and six-month periods ended June 30, 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $7.5 million as of June 30, 2007 and $9.3 million as of December 31, 2006. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. Other income is recorded when earned and is primarily comprised of third party leasing commissions, third party management fees, termination fees received from tenants and bankruptcy settlement fees. Other income includes termination fees of $0.5 million and $1.8 million for the three- and six-month periods ended June 30, 2007 and $1.3 million and $1.9 million for the three- and six-month periods ended June 30, 2006.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Stock-Based Compensation Plans
The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. The Company had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of the Company’s January 2006 acquisition of Prentiss. The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price that is lower than the market price of the common shares on the grant date. All options awarded by the Company to date are non-qualified stock options that generally had an initial vesting schedule that ranged from two to ten years. As of June 30, 2007, approximately 4.1 million common shares remained available for future award under the 1997 Plan (including the 500,000 shares that are limited to option awards as described above, and without giving effect to any shares that would become available for awards if and to the extent that outstanding awards lapse, expire or are forfeited).
On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002 over the applicable vesting period as a component of general and administrative expenses in the Company’s consolidated Statements of Operations. The Company recognized stock-based compensation expense of $1.3 million and $2.6 million during the three- and six-month periods ended June 30, 2007 and $0.7 million and $1.4 million during the three- and six-month periods ended June 30, 2006, respectively.
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three-month and six-month periods ended June 30, 2007 and 2006, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, may enter into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of June 30, 2007, there were no agreements in place.
Income Taxes
Brandywine Realty Trust has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, Brandywine Realty Trust has several subsidiary REITs. In order to maintain their qualification as REITs, Brandywine Realty Trust and each of its REIT subsidiaries are required to, among other things, distribute at least 90% of their REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As REITs, Brandywine Realty Trust and its REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these operations. Brandywine Realty Trust and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If Brandywine Realty Trust or one of its REIT subsidiaries were to fail to meet these requirements, Brandywine Realty Trust would be subject to federal income tax. Brandywine Realty Trust is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in Brandywine Realty Trust’s Consolidated Statements of Operations and Comprehensive Income.
Brandywine Realty Trust may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of Brandywine Realty Trust may perform additional services for tenants of Brandywine Realty Trust and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. Brandywine Realty Trust has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
New Pronouncements
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the fiscal year beginning January 1, 2008. The Company has determined that it is not an investment company under the provisions of SOP 07-1 and does not expect to retain specialized investment company accounting for any of its consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, the Company does not expect the adoption of SOP 07-1 to have a material impact on its financial position and results of operations.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact and believes that the adoption of this standard on January 1, 2008 will not have a material effect on its financial position and results of operations.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties, to the extent incurred related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.
3. REAL ESTATE INVESTMENTS
As of June 30, 2007 and December 31, 2006, the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	June 30, 2007	December 31, 2006
Land	$738,193	$756,400
Building and improvements	3,725,268	3,807,040
Tenant improvements	399,265	363,865

	$4,862,726	$4,927,305

Acquisitions and Dispositions
The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2007
On January 18, 2007, the Company sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
On January 19, 2007, the Company sold four office properties located in Dallas, Texas containing 1,091,186 net rentable square feet and a 4.7 acre land parcel, for an aggregate sales price of $107.1 million.
On January 31, 2007, the Company sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for a sales price of $0.2 million.
On March 1, 2007, the Company acquired the remaining 49% interest in a consolidated real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006 and had already consolidated this venture. This purchase was accounted for as a step acquisition and the difference between the purchase price of the minority interest and the carrying value of the pro rata share of the assets of the real estate venture was allocated to the real estate venture’s assets and liabilities based on their relative fair value.
On March 30, 2007, the Company sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.
On March 30, 2007, the Company sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0. The Company structured this transaction to qualify as a like-kind exchange under Section 1031 of the Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
On April 30, 2007, the Company sold Cityplace Center, an office property located Dallas, Texas containing 1,295,832 net rentable square feet, for an aggregate sales price of $115.0 million.
On May 10, 2007, the Company acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate contracted purchase price of $72.0 million (not including closing costs of $0.5 million). A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
2006
Prentiss Acquisition
On January 5, 2006, the Company acquired Prentiss pursuant to the Merger Agreement that the Company entered into with Prentiss on October 3, 2005. In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss’ properties), the Company acquired a portfolio of 79 office properties (including 13 properties that were owned by consolidated Real Estate Ventures and seven properties that were owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Company’s consolidated financial statements since January 5, 2006.
The Company funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan; (ii) approximately $676.5 million of cash from Prudential’s acquisition of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition of Prentiss (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

At January 5, 2006
Real estate investments
Land — operating	$282,584
Building and improvements	1,942,728
Tenant improvements	120,610
Construction in progress and land inventory	57,329

Total real estate investments acquired	2,403,251
Rent receivables	6,031
Other assets acquired:
Intangible assets:
In-place leases	187,907
Relationship values	98,382
Above-market leases	26,352

Total intangible assets acquired	312,641
Investment in real estate ventures	66,921
Investment in marketable securities	193,089
Other assets	8,868

Total other assets	581,519

Total assets acquired	2,990,801

Liabilities assumed:
Mortgage notes payable	532,607
Unsecured notes	78,610
Secured note payable	186,116
Security deposits and deferred rent	6,475
Other liabilities:
Below-market leases	78,911
Other liabilities	43,995

Total other liabilities assumed	122,906
Total liabilities assumed	926,714
Minority interest	104,658

Net assets acquired	$1,959,429

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in the Prentiss operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Operating Partnership (“Brandywine Class A Units”). Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, the Company issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash to the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition that did not elect to receive merger consideration, the Operating Partnership issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through its acquisition of Prentiss the Company also assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.
Each Brandywine Class A Unit that was issued in the merger is subject to redemption at the option of the holder. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
For purposes of computing the total purchase price reflected in the financial statements, the Brandywine common shares (including restricted common shares), operating partnership units and options that were issued in the Prentiss transaction were valued based on the average trading price per Brandywine common share of $29.54. The average trading price was based on the average of the high and low trading prices for each of the two trading days before, the day of and the two trading days after the merger was announced (i.e., September 29, September 30, October 3, October 4 and October 5).
The Company considered the provisions of FIN 47 for these acquisitions and, where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement recorded in connection with the Prentiss acquisition was approximately $2.7 million.
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006. There are no pro forma amounts presented for the three-month period ended June 30, 2006 as the pro forma adjustments reflected represent activity for the first 4 days of 2006. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

Six-month period
ended June 30, 2006
Pro forma revenue	$296,765

Pro forma loss from continuing operations	(21,119)

Pro forma loss allocated to common shares	(17,901)

Earnings per common share from continuing operations
Basic — as reported	$(0.28)

Basic — as pro forma	$(0.28)

Diluted — as reported	$(0.28)

Diluted — as pro forma	$(0.28)

Earnings per common share
Basic — as reported	$(0.20)

Basic — as pro forma	$(0.20)

Diluted — as reported	$(0.20)

Diluted — as pro forma	$(0.20)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Company sold nine of the acquired properties that contained an aggregate of 1.7 million net rentable square feet during the six-month period ended June 30, 2006.
During the six-months ended June 30, 2007, the Company sold five of the acquired properties that contained an aggregate of 2.4 million net rentable square feet and a 4.7 acre parcel of land.
Since January 5, 2006, the Company has sold a total of 22 of the acquired properties that contained an aggregate of 5.3 million net rentable square feet and two parcels of land totaling 15.6 acres.
Other 2006 Acquisitions and Dispositions
In addition to the acquisition and disposition activity related to Prentiss, during the six-month period ended June 30, 2006, the Company did the following:

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
On February 1, 2006, the Company acquired 101 Lenox Drive, an office property located in Lawrenceville, New Jersey containing 92,980 net rentable square feet, for a purchase price of $10.2 million.
On April 4, 2006, the Company acquired One Paragon Place, an office property located in Richmond, Virginia containing 145,127 net rentable square feet, for a purchase price of $24.0 million.
On April 17, 2006, the Company acquired a parcel of land located in Mount Laurel, New Jersey containing 47.9 acres for a purchase price of $6.7 million.
On April 20, 2006, the Company sold a parcel of land located in Radnor, Pennsylvania containing 1.3 acres for a sales price of $4.5 million.
On April 21, 2006, the Company acquired a parcel of land located in Newtown, Pennsylvania containing 5.5 acres for a purchased price of $1.9 million.
On June 21, 2006, the Company sold a parcel of land located in Westampton, New Jersey containing 5.5 acres for a sales price of $0.4 million.
On June 27, 2006, the Company acquired a parcel of land located in Goochland County, Virginia containing 23.2 acres for a purchase price of $4.6 million.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2007, the Company had an aggregate investment of approximately $72.7 million in 12 unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.8 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected below (except for Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distributions of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2007 and December 31, 2006 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

	June 30,	December 31,
	2007	2006
Operating property, net of accumulated depreciation	$394,539	$365,168
Other assets	45,039	52,935
Liabilities	32,111	28,764
Debt	357,661	332,589
Equity	49,805	56,888
Company’s share of equity (Company’s basis)	72,748	74,574
The following is a summary of results of operations of the Real Estate Ventures for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenue	$18,986	$18,710	$37,300	$38,434
Operating expenses	6,643	6,743	12,940	14,737
Interest expense, net	5,410	5,080	10,648	10,074
Depreciation and amortization	3,776	5,299	8,004	10,172
Net income	3,156	1,589	5,707	3,451
Company’s share of income (Company basis)	896	463	1,658	1,428
Equity in income of real estate ventures in the Company’s consolidated statement of operations for the three- and six- months ended June 30, 2007 includes a $3.8 million distribution of a residual profits interest that is not included in the table above.
As of June 30, 2007, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.
5. DEFERRED COSTS
As of June 30, 2007 and December 31, 2006, the Company’s deferred costs were comprised of the following (in thousands):

	June 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$91,984	$(30,941)	$61,043
Financing Costs	26,898	(6,118)	20,780

Total	$118,882	$(37,059)	$81,823

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2007 and December 31, 2006, the Company’s intangible assets and liabilities were comprised of the following (in thousands):

	June 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Intangible Assets:
In-place lease value	$182,148	$(55,584)	$126,564
Tenant relationship value	120,532	(26,309)	94,223
Above market leases acquired	31,950	(13,268)	18,682

Total intangible assets	$334,630	$(95,161)	$239,469

Intangible Liability:
Below market leases acquired	$102,754	$(30,495)	$72,259

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Intangible Assets:
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total intangible assets	$364,785	$(83,534)	$281,251

Intangible Liability:
Below market leases acquired	$118,536	$(26,009)	$92,527

As of June 30, 2007, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2007 (remainder)	$28,702	$8,813
2008	46,841	13,469
2009	40,923	11,444
2010	34,221	8,899
2011	26,808	7,435
Thereafter	61,974	22,199

Total	$239,469	$72,259

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at June 30, 2007 and December 31, 2006 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
MORTGAGE DEBT:

			Effective
	June 30,	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
Interstate Center	$—	$552	6.19%		Mar-07
The Bluffs	—	10,700	6.00%	(a)	Apr-07
Pacific Ridge	—	14,500	6.00%	(a)	Apr-07
Pacific View/Camino	—	26,000	6.00%	(a)	Apr-07
Computer Associates Building	—	31,000	6.00%	(a)	Apr-07
Presidents Plaza	—	30,900	6.00%	(a)	Apr-07
440 & 442 Creamery Way	—	5,421	8.55%		May-07
Grande A	59,297	59,513	7.48%	(b)	Jul-07
Grande B	76,731	77,535	7.48%	(b)	Jul-07
481 John Young Way	2,259	2,294	8.40%		Nov-07
400 Commerce Drive	11,681	11,797	7.12%		Jun-08
Two Logan Square	70,745	71,348	5.78%	(a)	Jul-09
200 Commerce Drive	5,802	5,841	7.12%	(a)	Jan-10
1333 Broadway	24,209	24,418	5.18%	(a)	May-10
The Ordway	45,861	46,199	7.95%	(a)	Aug-10
World Savings Center	27,334	27,524	7.91%	(a)	Nov-10
Plymouth Meeting Exec.	43,793	44,103	7.00%	(a)	Dec-10
Four Tower Bridge	10,591	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,492	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	61,958	62,678	8.05%		Oct-11
Research Office Center	41,872	42,205	7.64%	(a)	Oct-11
Concord Airport Plaza	38,021	38,461	7.20%	(a)	Jan-12
Six Tower Bridge	14,655	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	62,721	63,231	7.25%		May-13
Coppell Associates	3,626	3,737	6.89%		Dec-13
Southpoint III	4,692	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Mar-16

Principal balance outstanding	744,940	869,626
Plus: unamortized fixed-rate debt premiums, net	12,205	14,294

Total mortgage indebtedness	$757,145	$883,920

UNSECURED DEBT:
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Three Year Notes	—	300,000	Libor + 0.45%		Apr-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	210,000	60,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	345,000	345,000	3.87%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	—	5.72%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,421,610	2,271,610
Plus: unamortized fixed-rate debt discounts, net	(3,540)	(3,300)

Total mortgage indebtedness	$2,418,070	$2,268,310

Total Debt Obligations	$3,175,215	$3,152,230

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	In May 2007, the Company elected to prepay the loan on the date indicated in the Maturity date column (See Note 15)

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.
As of June 30, 2007 and 2006, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.9% and 6.1%, respectively.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300,000,000 aggregate principal amount of unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
On March 28, 2006, the Operating Partnership completed an underwritten public offering of (1) $300,000,000 aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”), (2) $300,000,000 aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Company used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under the Company’s revolving credit facility.
On October 4, 2006, the Operating Partnership sold $300.0 million aggregate principal amount of unsecured 3.875% Exchangeable Guaranteed Notes due 2026 in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and sold an additional $45 million of 3.875% Exchangeable Guaranteed Notes due 2026 on October 16, 2006 to cover over-allotments. The Operating Partnership has registered the resale of the exchangeable notes. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or shares of the Company’s common share. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The Operating Partnership may not redeem the notes prior to October 20, 2011 (except to preserve the Company’s status as a REIT for U.S. federal income tax purposes), but we may redeem the notes at any time thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes to be redeemed plus accrued and unpaid interest. In addition, on October 20, 2011, October 15, 2016 and October 15, 2021 as well as upon the occurrence of certain change in control transactions prior to October 20, 2011, holders of notes may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Operating Partnership used net proceeds from the notes to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Credit Facility.
On November 29, 2006, the Company gave notice of redemption of the 2009 Notes and redeemed the 2009 Notes on January 2, 2007.
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113 million principal unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Company amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Company from two to four in any 30 day period. The competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Company at a reduced Eurodollar rate. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2007, the Company had $210.0 million of borrowings and $22.5 million of letters of credit outstanding under the Credit Facility, leaving $367.5 million of unused availability. As of June 30, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 6.35% and 5.48%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. There were no outstanding borrowings on the Sweep Agreement at June 30, 2007.
As of June 30, 2007, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2007	$143,236
2008	135,148
2009	354,955
2010	450,189
2011	687,262
Thereafter	1,395,760

Total indebtedness	$3,166,550

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Company.
Use of Derivative Financial Instruments
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
In March 2007, in anticipation of the offering of 2017 Notes, the Company entered into two treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. Each of the treasury lock agreements were for notional amounts of $75.0 million for an expiration of 10 years at all-in rates of 4.5585% and 4.498%. The agreements were settled in April 2007 upon completion of the offering of the 2017 Notes at a total benefit of $1.1 million. This benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized over the term of the 2017 Notes.
In March 2006, in anticipation of the offering of the 2009 Notes, the 2012 Notes and the 2016 Notes, the Company entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $200.0 million at an all-in-rate of 5.2%. Two of the forward starting swaps had a six year maturity date and one had a ten year maturity date. The forward starting swaps were settled in March 2006 upon the completion of the offering of the 2009, 2012, and 2016 Notes at a total benefit of approximately $3.3 million. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
The Company entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments were used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Company purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million had a maturity date of February 1, 2010 at an all-in rate of 4.675%. The other, with a notional amount of $70 million, had a maturity date of August 1, 2008 at an all in rate of 4.675%. The agreements were settled in April 2007 in connection with the repayment of five mortgage notes, at a total benefit of $0.4 million.
The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three- and six-month periods ended June 30, 2007 or 2006.
9. DISCONTINUED OPERATIONS
For the three- and six-month periods ended June 30, 2007, income from discontinued operations relates to 18 properties that the Company sold during 2007. The following table summarizes the revenue and expense information for properties classified as discontinued operations as of June 30, 2007 for the three- and six-month periods ended June 30, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

	Three-month period	Six-month period
	ended June 30, 2007	ended June 30, 2007
Revenue:
Rents	$1,460	$12,397
Tenant reimbursements	562	1,246
Other	145	214

Total revenue	2,167	13,857

Expenses:
Property operating expenses	833	4,845
Real estate taxes	241	1,549
Depreciation and amortization	—	4,594

Total operating expenses	1,074	10,988

Operating income	1,093	2,869

Income from discontinued operations before (loss) gain on sale of interests in real estate and minority interest	1,093	2,869
Net (loss) gain on sale of interests in real estate	(856)	25,153
Minority interest attributable to discontinued operations — LP units	(10)	(1,196)

Income from discontinued operations	$227	$26,826

For the three- and six-month periods ended June 30, 2006, income from discontinued operations relates to the 23 properties sold in 2006 and the 18 properties sold in 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations as of June 30, 2007 for the three- and six-month periods ended June 30, 2006 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2006	ended June 30, 2006
Revenue:
Rents	$21,505	$46,218
Tenant reimbursements	1,740	4,209
Other	217	587

Total revenue	23,462	51,014

Expenses:
Property operating expenses	8,609	18,020
Real estate taxes	2,700	6,187
Depreciation and amortization	9,746	18,869

Total operating expenses	21,055	43,076

Operating income	2,407	7,938
Interest income	13	13
Interest expense (a)	(301)	(586)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,119	7,365

Minority interest — partners’ share of consolidated real estate venture	(195)	(382)
Minority interest attributable to discontinued operations — LP units	(92)	(319)

Income from discontinued operations	$1,832	$6,664

(a)	Interest expense relate to a mortgage that was secured by one of the sold properties and paid off at the time of sale.
Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
10. MINORITY INTEREST IN OPERATING PARTNERSHIP AND REAL ESTATE VENTURES
The Company is the sole general partner of the Operating Partnership and, as of June 30, 2007, owned a 95.7% interest in the Operating Partnership. On June 12, 2007, the Operating Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
As of June 30, 2007, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Minority interest in consolidated real estate ventures represents the portion of these consolidated real estate ventures not owned by the Company and as a result of losses allocated to these minority interest partners there is no balance at June 30, 2007.
On March 1, 2007, the Company acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006.
11. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$977	$977	$(13,388)	$(13,388)
Income (loss) from discontinued operations	227	227	1,832	1,832
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common shareholders	$(794)	$(794)	$(13,554)	$(13,554)

Weighted-average shares outstanding	87,080,785	87,080,785	90,540,237	90,540,237
Contingent securities/Stock based compensation	—	—	—	—

Total weighted-average shares outstanding	87,080,785	87,080,785	90,540,237	90,540,237

Earnings per Common Share:
Continuing operations	$(0.01)	$(0.01)	$(0.17)	$(0.17)
Discontinued operations	—	—	0.02	0.02

	$(0.01)	$(0.01)	$(0.15)	$(0.15)

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

	Six-month periods ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(6,250)	$(6,250)	$(20,862)	$(20,862)
Income (loss) from discontinued operations	26,826	26,826	6,664	6,664
Income allocated to Preferred Shares	(3,996)	(3,996)	(3,996)	(3,996)

Net income available to common shareholders	$16,580	$16,580	$(18,194)	$(18,194)

Weighted-average shares outstanding	87,680,773	87,680,773	89,923,528	89,923,528
Contingent securities/Stock based compensation	—	617,748	—	—

Total weighted-average shares outstanding	87,680,773	88,298,521	89,923,528	89,923,528

Earnings per Common Share:
Continuing operations	$(0.12)	$(0.12)	$(0.28)	$(0.28)
Discontinued operations	0.31	0.30	0.07	0.07

	$0.19	$0.19	$(0.20)	$(0.20)

The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Common and Preferred Shares
On June 12, 2007, the Company declared a distribution of $0.44 per Common Share, totaling $38.5 million, which was paid on July 19, 2007 to shareholders of record as of July 5, 2007. On June 12, 2007, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of July 5, 2007. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 16, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In 2003, the Company issued 2,000,000 7.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) for net proceeds of $48.1 million. The Series C Preferred Shares are perpetual. The Company may not redeem Series C Preferred Shares before December 30, 2008 except to preserve its REIT status. On or after December 30, 2008, the Company, at its option, may redeem the Series C Preferred Shares, in whole or in part, by paying $25.00 per share plus accrued but unpaid dividends.
In 2004, the Company issued 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) for net proceeds of $55.5 million. The Series D Preferred Shares are perpetual. The Company may not redeem Series D Preferred Shares before February 27, 2009 except to preserve its REIT status. On or after February 27, 2009, the Company, at its option, may redeem the Series D Preferred Shares, in whole or in part, by paying $25.00 per share plus accrued but unpaid dividends.
Common Share Repurchases
The Company repurchased 1,566,000 shares during the six-month period ending June 30, 2007 for aggregate consideration of $53.5 million under its share repurchase program. As of June 30, 2007, the Company may purchase an additional 753,800 shares under the plan. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
12. SHARE BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosures requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The Company adopted SFAS 123(R) using the prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.
Stock Options
At June 30, 2007, the Company had 1,085,575 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of June 30, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2007	1,286,070	$26.45	1.50	$8,739
Granted	—	—	—	—
Exercised	(198,495)	28.80	0.87	1,171
Forfeited	—	—	—	—

Outstanding at June 30, 2007	1,087,575	$26.03	1.07	$8,029

Vested at June 30, 2007	1,087,575	$26.03	1.07	$8,029

Exercisable at June 30, 2007	1,087,575	$26.03	1.07	$8,029
There were no option awards granted to employees during the three- and six-month periods ended June 30, 2007.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Stock Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of June 30, 2007, 448,800 restricted shares were outstanding and vest over five to seven years from the initial grant date. The remaining compensation expense to be recognized for the 448,800 restricted shares outstanding at June 30, 2007 was approximately $14.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 4.2 years.
For the six-month periods ended June 30, 2007 and 2006, the Company recognized $1.7 million and $1.4 million of compensation expense in each period related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the six-months ended June 30, 2007:

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	227,709	35.09
Vested	(107,143)	26.45
Forfeited	(10,626)	31.47

Non-vested at June 30, 2007	448,800	$32.05

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. For the three- and six-month period ended June 30, 2007, the Company recognized $0.4 million and $0.8 million of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum contribution by each participant for any plan year may not exceed $50,000 and the number of shares reserved for issuance under the ESPP is 1,250,000.
13. SEGMENT INFORMATION
The Company currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) Northern California (7) Southern California, (8) Metropolitan Washington, D.C. and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Bucks, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The Northern California segment includes

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
properties in the City of Oakland and Concord. The Southern California segment includes properties in San Diego County. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and Suburban Maryland. The Southwest segment includes properties in Travis County of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Segment information as of and for the three-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania –	Pennsylvania –			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
As of June 30, 2007:
Real estate investments, at cost:
Operating properties	$934,320	$443,874	$556,496	$573,062	$252,982	$471,291	$105,982	$1,290,464	$234,255	$—	$4,862,726
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	373,497	373,497

As of December 31, 2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177	$—	$4,927,305
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	328,119	328,119

For the three-months ended June 30, 2007:
Total revenue	$31,604	$15,355	$24,792	$24,024	$8,168	$16,817	$3,012	$32,919	$9,714	$(2,101)	$164,304
Property operating expenses and real estate taxes	13,036	5,547	10,643	8,835	3,037	6,345	803	10,301	3,593	260	62,400

Net operating income	$18,568	$9,808	$14,149	$15,189	$5,131	$10,472	$2,209	$22,618	$6,121	$(2,361)	$101,904

For the three-months ended June 30, 2006:
Total revenue	$26,006	$17,792	$22,921	$21,367	$8,109	$14,735	$2,911	$26,525	$6,680	$3,383	$150,429
Property operating expenses and real estate taxes	7,566	9,650	9,650	8,153	3,125	5,573	889	8,268	3,049	(31)	55,892

Net operating income	$18,440	$8,142	$13,271	$13,214	$4,984	$9,162	$2,022	$18,257	$3,631	$3,414	$94,537

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Segment information as of and for the six-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania –	Pennsylvania –			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
For the six-months ended June 30, 2007:
Total revenue	$59,162	$34,836	$49,449	$47,478	$17,108	$31,927	$6,153	$65,305	$18,451	$(2,464)	$327,405
Property operating expenses and real estate taxes	24,143	12,573	21,337	17,877	5,986	11,984	2,074	20,642	7,156	(140)	123,632

Net operating income	$35,019	$22,263	$28,112	$29,601	$11,122	$19,943	$4,079	$44,663	$11,295	$(2,324)	$203,773

For the six-months ended June 30, 2006:
Total revenue	$50,827	$35,785	$46,237	$40,640	$15,501	$28,244	$5,558	$52,391	$15,720	$3,444	$294,347
Property operating expenses and real estate taxes	15,793	19,627	19,683	16,819	6,023	10,448	1,529	15,837	6,568	(1,254)	111,073

Net operating income	$35,034	$16,158	$26,554	$23,821	$9,478	$17,796	$4,029	$36,554	$9,152	$4,698	$183,274

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income or loss (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Consolidated net operating income (loss)	$101,904	$94,537	$203,773	$183,274
Less:
Interest income	1,603	2,573	2,390	5,223
Interest expense	(40,803)	(41,596)	(81,161)	(81,974)
Deferred financing costs	(1,065)	(794)	(2,323)	(1,273)
Depreciation and amortization	(58,227)	(64,145)	(120,274)	(115,357)
Administrative expenses	(6,993)	(7,724)	(14,262)	(16,214)
Minority interest — partners’ share of consolidated real estate ventures	8	(17)	(108)	281
Minority interest attributable to continuing operations — LP units	46	707	457	1,142
Plus:
Equity in income of real estate ventures	4,504	463	5,258	1,428
Net gain on disposition of undepreciated real estate	—	2,608	—	2,608

Income (loss) from continuing operations	977	(13,388)	(6,250)	(20,862)
Income (loss) from discontinued operations	227	1,832	26,826	6,664

Net income (loss)	$1,204	$(11,556)	$20,576	$(14,198)

14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
There have been lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. One lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Company has referred this lawsuit to its environmental insurance carrier and, as of June 30, 2007, the insurance carrier is tendering a defense to this claim.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state, and local governments. The Company’s compliance with existing laws has not had a material adverse effect on its financial condition and results of operations, and the Company does not believe it will have a material adverse effect in the future. However, the Company cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that the Company may acquire.
Ground Rent

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rentals payments on non-cancelable leases at June 30, 2006 are as follows (in thousands):

2007	$868
2008	1,736
2009	1,818
2010	1,818
2011	1,818
Thereafter	269,979
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At June 30, 2007 the maximum amount payable under this arrangement was $0.6 million.
As part of the TRC acquisition, the Company acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage collaterized by this property pursuant to which the Company receives substantially all cash flows from the property. The Company currently does not expect to take fee title to Two Logan Square until, at the earliest, September 2019. In the event that the Company takes title to Two Logan Square upon a foreclosure of its mortgages, the Company has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if the Company must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.
As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Company has agreed not to sell certain of the acquired properties in transactions that would trigger taxable income to the former owners . In the case of TRC, the Company agreed not to sell certain of the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (September 2007); One Rodney Square and 130/150/170 Radnor Financial Center (September 2014); and One Logan Square, Two Logan Square and Radnor Corporate Center (September 2019). In the case of the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that the Company may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Company sells any of the properties within the applicable restricted period in non-exempt transactions, the Company has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.
The Company invests in its Properties and regularly incurs capital expenditures in the ordinary course of business to maintain the Properties. The Company believes that such expenditures enhance the competitiveness of the Properties. The Company also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties.
15. SUBSEQUENT EVENTS
On July 11, the Company repaid two mortgage notes totaling $136.0 million pursuant to notice which was given in May 2007. The Company funded the repayments of these notes from borrowings under its Credit Facility and there were no prepayment penalties associated with these prepayments.
On July 19, 2007, the Company acquired five buildings aggregating 508,607 square feet and a 5.6 acre land parcel in the Boulders office park in Richmond, VA for $96.5 million. The Company funded a portion of the purchase price

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
using the remaining 1031 proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.
During July 2007, the Company repurchased 214,600 shares for $5.9 million under its share repurchase program.
During July 2007, the Company entered into four treasury lock agreements designated as cash flow hedges on interest rate risk relating to a forecasted debt issuance. The treasury lock agreements were for notional amounts totaling $150.0 million for an expiration of five years and have an average all-in rate of 4.9%.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2007	2006
ASSETS
Real estate investments:
Operating properties	$4,862,726	$4,927,305
Accumulated depreciation	(554,417)	(515,698)

Operating real estate investments, net	4,308,309	4,411,607
Development land and construction-in-progress	373,497	328,119

Total real estate invesmtents, net	4,681,806	4,739,726
Cash and cash equivalents	28,522	25,379
Cash escrowed with qualified intermediary (Note 3)	36,590	—
Accounts receivable, net (Note 2)	16,972	19,957
Accrued rent receivable, net (Note 2)	77,922	71,589
Asset held for sale, net	—	126,016
Investment in real estate ventures, at equity (Note 4)	72,748	74,574
Deferred costs, net (Note 5)	81,823	73,708
Intangible assets, net (Note 6)	239,469	281,251
Other assets	92,221	96,818

Total assets	$5,328,073	$5,509,018

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable (Note 7)	$757,145	$883,920
Unsecured notes, net of discounts (Note 7)	2,208,070	2,208,310
Unsecured credit facility (Note 7)	210,000	60,000
Accounts payable and accrued expenses	79,473	108,400
Distributions payable	42,131	42,760
Tenant security deposits and deferred rents	59,429	55,697
Acquired below market leases, net (Note 6)	72,259	92,527
Other liabilities	12,682	14,661
Mortgage notes payable and other liabilities held for sale	—	20,826

Total liabilities	3,441,189	3,487,101
Minority interest — partners’ share of consolidated real estate ventures (Note 10)	—	34,436
Commitments and contingencies (Note 14) Redeemable limited partnership units at redemption value; 3,939,284 and 3,961,235 issued and outstanding in 2007 and 2006, respectively	112,585	131,711
Partners’ equity (Note 11):
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2007 and 2006	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2007 and 2006	55,538	55,538
General Partnership Capital, 87,049,237 and 88,327,041 units issued and outstanding in 2007 and 2006, respectively	1,669,527	1,750,745
Accumulated other comprehensive income	1,322	1,575

Total partners’ equity	1,774,299	1,855,770

Total liabilities, minority interest, and partners’ equity	$5,328,073	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June,
	2007	2006	2007	2006
Revenue:
Rents	$138,597	$130,467	$276,537	$253,536
Tenant reimbursements	21,016	15,496	41,839	32,130
Other	4,691	4,466	9,029	8,681

Total revenue	164,304	150,429	327,405	294,347

Operating Expenses:
Property operating expenses	45,965	41,504	91,170	82,478
Real estate taxes	16,435	14,388	32,462	28,595
Depreciation and amortization	58,227	64,145	120,274	115,357
Administrative expenses	6,993	7,724	14,262	16,214

Total operating expenses	127,620	127,761	258,168	242,644

Operating income	36,684	22,668	69,237	51,703
Other Income (Expense):
Interest income	1,603	2,573	2,390	5,223
Interest expense	(40,803)	(41,596)	(81,161)	(81,974)
Interest expense — Deferred financing costs	(1,065)	(794)	(2,323)	(1,273)
Equity in income of real estate ventures	4,504	463	5,258	1,428
Net gain on disposition of undepreciated real estate	—	2,608	—	2,608

Income (loss) before minority interest	923	(14,078)	(6,599)	(22,285)
Minority interest — partners’ share of consolidated real estate ventures	8	84	(108)	370

Income (loss) from continuing operations	931	(13,994)	(6,707)	(21,915)

Discontinued operations:
Income from discontinued operations	1,093	2,119	2,869	7,365
Net (loss) gain on disposition of discontinued operations	(856)	—	25,153	—
Minority interest — partners’ share of consolidated real estate ventures	—	(195)	—	(382)

Income from discontinued operations	237	1,924	28,022	6,983

Net income (loss)	1,168	(12,070)	21,315	(14,932)
Income allocated to Preferred Units	(1,998)	(1,998)	(3,996)	(3,996)

Income (loss) allocated to Common Partnership Units	$(830)	$(14,068)	$17,319	$(18,928)

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.01)	$(0.17)	$(0.12)	$(0.28)
Discontinued operations	0.00	0.02	0.31	0.07

	$(0.01)	$(0.15)	$0.19	$(0.20)

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.01)	$(0.17)	$(0.12)	$(0.28)
Discontinued operations	0.00	0.02	0.30	0.07

	$(0.01)	$(0.15)	$0.19	$(0.20)

Basic weighted average Common Partnership Unit	91,020,069	94,653,573	91,620,218	93,989,891

Diluted weighted average Common Partnership Unit	91,020,069	94,653,573	92,237,966	93,989,891
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month		For the six-month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,168	$(12,070)	$21,315	$(14,932)

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(1,872)	605	(422)	2,363
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	(296)	—	(809)
Settlement of forward starting swaps	1,148	—	1,148	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(394)	9	(385)	105
Unrealized gain (loss) on available-for-sale securities	13	(184)	(595)	(776)

Total other comprehensive income (loss)	(1,105)	134	(254)	4,149

Comprehensive income (loss)	$63	$(11,936)	$21,061	$(10,783)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$21,315	$(14,932)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	90,405	95,051
Amortization:
Deferred financing costs	2,323	1,274
Deferred leasing costs	7,731	5,184
Acquired above (below) market leases, net	(6,304)	(3,907)
Acquired lease intangibles	26,700	33,700
Deferred compensation costs	2,559	1,445
Straight-line rent	(14,775)	(15,916)
Provision for doubtful accounts	500	1,956
Real estate venture income in excess of distributions	(104)	(267)
Net gain on sale of interests in real estate	(25,153)	(2,608)
Minority interest (expense)/income	108	12
Changes in assets and liabilities:
Accounts receivable	3,916	5,937
Other assets	1,366	6,471
Accounts payable and accrued expenses	(6,151)	7,451
Tenant security deposits and deferred rents	5,665	9,976
Other liabilities	(10,148)	(6,053)

Net cash from operating activities	99,953	124,774
Cash flows from investing activities:
Acquisition of Prentiss	—	(935,856)
Acquisition of properties	—	(50,114)
Acquisition of minority interest — partners’ share of consolidated real estate venture	(64,174)	—
Sales of properties, net	222,592	144,006
Capital expenditures	(133,264)	(102,851)
Investment in unconsolidated real estate ventures	(523)	(502)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	2,169	2,215
Leasing costs	(11,499)	(12,114)

Net cash from investing activities	15,301	(955,216)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	620,875	310,000
Repayments of Credit Facility borrowings	(470,875)	(205,000)
Proceeds from mortgage notes payable	—	20,520
Repayments of mortgage notes payable	(126,780)	(21,198)
Proceeds from term loan	—	750,000
Repayments of term loan	—	(750,000)
Proceeds from unsecured notes	299,644	847,818
Repayments of unsecured notes	(299,866)	—
Proceeds from forward starting swap termination	1,148	3,266
Repayments on employee stock loans	—	35
Debt financing costs	(3,776)	(6,987)
Exercise of stock options	6,221	8,011
Repurchases of Common Partnership Units	(53,524)	(34,481)
Distributions paid to preferred and common partnership unitholders	(85,178)	(72,339)

Net cash from financing activities	(112,111)	849,645

Increase (decrease) in cash and cash equivalents	3,143	19,203
Cash and cash equivalents at beginning of period	25,379	7,174

Cash and cash equivalents at end of period	$28,522	$26,377

Supplemental disclosure:
Cash paid for interest, net of capitalized interest of $8,217 in 2007 and $4,916 in 2006	$92,541	$73,933
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	64,103
Operating Partnership units issued in property acquistions	—	13,819
Cash escrowed with qualified intermediary (Note 3)	109,102	—
Acquisition of property using cash escrowed with qualified intermediary	(72,511)	—
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. As of June 30, 2007, the Partnership owned 238 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 25.7 million net rentable square feet. The Partnership also has six properties under development and 10 properties under redevelopment containing an aggregate 2.4 million net rentable square feet. As of June 30, 2007, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Partnership consolidates 281 properties with an aggregate 28.5 million net rentable square feet. As of June 30, 2007, the Partnership owned economic interests in 12 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland and San Diego, CA.
The Company is the sole general partner of the Partnership and, as of June 30, 2007 owned a 95.7 % interest in the Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., Brandywine Properties I Limited, Inc. (“BPI”), and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS, Inc. and BPI are taxable REIT subsidiaries. The Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Partnership owns, directly and indirectly, 100% of each of BTRS, Inc., BPI and BPM.
As of June 30, 2007 the Management Companies were managing properties containing an aggregate of approximately 42.1 million net rentable square feet, of which approximately 28.1 million net rentable square feet related to Properties owned by the Partnership and approximately 14.0 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of June 30, 2007, the results of its operations for the three- and six-month periods ended June 30, 2007 and 2006 and its cash flows for the six-month periods ended June 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners do not have the ability to dissolve the entity or remove the Partnership without cause nor substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e. at cost, increased or decreased by the Partnership’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses when applicable. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Partnership’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible including in-place lease values and tenant relationship values would be charged to expense and market rate adjustments would be recorded to revenue.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. This straight-line rent adjustment increased revenue by approximately $5.6 million and $12.6 million for the three- and six-month periods ended June 30, 2007 and approximately $8.1 million and $15.9 million for the three- and six-month periods ended June 30, 2006. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and tenant reimbursements of certain leasehold improvements that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the leasehold improvement reimbursement is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.5 million and $2.1 million for the three- and six-month periods ended June 30, 2007 and approximately $0.1 million for the three- and six-month periods ended June 30, 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $7.5 million as of June 30, 2007 and $9.3 million as of December 31, 2006. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. Other income is recorded when earned and is primarily comprised of third party leasing commissions, third party management fees, termination fees received from tenants and bankruptcy settlement fees. Other income includes termination fees of $0.5 million and $1.8 million for the three- and six-month periods ended June 30, 2007 and $1.3 million and $1.9 million for the three- and six-month periods ended June 30, 2006.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Stock-Based Compensation Plans
The Partnership maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. The Company had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of the Company’s January 2006 acquisition of Prentiss. The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price that is lower than the market price of the common shares on the grant date. All options awarded by the Company to date are non-qualified stock options that generally had an initial vesting schedule that ranged from two to ten years. As of June 30, 2007, approximately 4.1 million common shares remained available for future award under the 1997 Plan (including the 500,000 shares that are limited to option awards as described above, and without giving effect to any shares that would become available for awards if and to the extent that outstanding awards lapse, expire or are forfeited).
On January 1, 2002, the Partnership began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002 over the applicable vesting period as a component of general and administrative expenses in the Partnership’s consolidated Statements of Operations. The Partnership recognized stock-based compensation expense of $1.3 million and $2.6 million during the three- and six-month periods ended June 30, 2007 and $0.7 million and $1.4 million during the three- and six-month periods ended June 30, 2006, respectively.
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three-month periods ended June 30, 2007 and 2006, the Partnership was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, may enter into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of June 30, 2007, there were no such agreements in place.
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
The Partnership has several subsidiary real estate investment trusts (“REITs”) that have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain their qualification as a REIT, the REIT subsidiaries are required to, among other things, distribute at least 90% of its

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. The REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these operations. The REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If one of the REIT subsidiaries were to fail to meet these requirements, the REIT subsidiaries would be subject to federal income tax. The Partnership is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Partner’s Consolidated Statements of Operations and Comprehensive Income.
The Partnership may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Partnership may perform additional services for tenants of the Partnership and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. The Partnership has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
New Pronouncements
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the fiscal year beginning January 1, 2008. The Partnership has determined that it is not an investment company under the provisions of SOP 07-1 and does not expect to retain specialized investment company accounting for any of its consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, the Partnership does not expect the adoption of SOP 07-1 to have a material impact on its financial position and results of operations.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007. The Partnership is currently

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
evaluating the impact and believes that the adoption of this standard on January 1, 2008 will not have a material effect on its financial position and results of operations.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Partnership’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Partnership recognized no material adjustments regarding its tax accounting treatment. The Partnership expects to recognize interest and penalties, to the extent incurred related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.
3. REAL ESTATE INVESTMENTS
As of June 30, 2007 and December 31, 2006, the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

	June 30, 2007	December 31, 2006
Land	$738,193	$756,400
Building and improvements	3,725,268	3,807,040
Tenant improvements	399,265	363,865

	$4,862,726	$4,927,305

Acquisitions and Dispositions
The Partnership’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2007
On January 18, 2007, the Partnership sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
On January 19, 2007, the Partnership sold four office properties located in Dallas, Texas containing 1,091,186 net rentable square feet and a 4.7 acre land parcel, for an aggregate sales price of $107.1 million.
On January 31, 2007, the Partnership sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for a sales price of $0.2 million.
On March 1, 2007, the Partnership acquired the remaining 49% interest in a consolidated real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006 and had already consolidated this venture. This purchase was accounted for as a step acquisition and the difference between the purchase price of the minority interest and the carrying value of the pro rata share of the assets of the real estate venture was allocated to the real estate venture’s assets and liabilities based on their relative fair value.
On March 30, 2007, the Partnership sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.
On March 30, 2007, the Partnership sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0. The Partnership structured this

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
transaction to qualify as a like-kind exchange under Section 1031 of the Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange.
On April 30, 2007, the Partnership sold Cityplace Center, an office property located Dallas, Texas containing 1,295,832 net rentable square feet, for an aggregate sales price of $115.0 million.
On May 10, 2007, the Partnership acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate contracted purchase price of $72.0 million (not including closing costs of $0.5 million). A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
2006
Prentiss Acquisition
On January 5, 2006, the Partnership acquired Prentiss pursuant to the Merger Agreement that the Partnership entered into with Prentiss on October 3, 2005. In conjunction with the Partnership’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss’ properties), the Partnership acquired a portfolio of 79 office properties (including 13 properties that were owned by consolidated Real Estate Ventures and seven properties that were owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Partnership’s consolidated financial statements since January 5, 2006.
The Partnership funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan (ii) approximately $676.5 million of cash from Prudential’s acquisition of Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition of Prentiss (in thousands):

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

At January 5, 2006
Real estate investments
Land — operating	$282,584
Building and improvements	1,942,728
Tenant improvements	120,610
Construction in progress and land inventory	57,329

Total real estate investments acquired	2,403,251

Rent receivables	6,031
Other assets acquired:
Intangible assets:
In-place leases	187,907
Relationship values	98,382
Above-market leases	26,352

Total intangible assets acquired	312,641
Investment in real estate ventures	66,921
Investment in marketable securities	193,089
Other assets	8,868

Total other assets	581,519

Total assets acquired	2,990,801

Liabilities assumed:
Mortgage notes payable	532,607
Unsecured notes	78,610
Secured note payable	186,116
Security deposits and deferred rent	6,475
Other liabilities:
Below-market leases	78,911
Other liabilities	43,995

Total other liabilities assumed	122,906
Total liabilities assumed	926,714
Minority interest	104,658

Net assets acquired	$1,959,429

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in the Prentiss operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Operating Partnership (“Brandywine Class A Units”). Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, the Company issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash to the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition that did not elect to receive merger consideration, the Operating Partnership issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through its acquisition of Prentiss the Company also assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.
Each Brandywine Class A Unit that was issued in the merger is subject to redemption at the option of the holder. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
For purposes of computing the total purchase price reflected in the financial statements, the Brandywine common shares (including restricted common shares), Partnership units and options that were issued in the Prentiss transaction were valued based on the average trading price per Brandywine common share of $29.54. The average trading price was based on the average of the high and low trading prices for each of the two trading days before, the day of and the two trading days after the merger was announced (i.e., September 29, September 30, October 3, October 4 and October 5).
The Partnership considered the provisions of FIN 47 for these acquisitions and, where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement recorded in connection with the Prentiss acquisition was approximately $2.7 million.
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006. There is no pro forma adjustment necessary for the quarter-ended June 30, 2006 since the pro forma amounts represent activity for the first 4 days of 2006. Therefore only the year-to-date pro forma amounts are presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

Six-month period
ended June 30, 2006
(unaudited)
Pro forma revenue	$296,765

Pro forma loss from continuing operations	(22,157)

Pro forma loss allocated to common partnership units	(18,594)

Earnings per common partnership unit from continuing operations
Basic — as reported	$(0.28)

Basic — as pro forma	$(0.28)

Diluted — as reported	$(0.28)

Diluted — as pro forma	$(0.28)

Earnings per common partnership unit
Basic — as reported	$(0.20)

Basic — as pro forma	$(0.20)

Diluted — as reported	$(0.20)

Diluted — as pro forma	$(0.20)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Partnership sold nine of the acquired properties that contained an aggregate of 1.7 million net rentable square during the six-month period ended June 30, 2006.
During the six-months ended June 30, 2007, the Partnership sold five of the acquired properties that contained an aggregate of 2.4 million net rentable square feet and a 4.7 acres parcel of land.
Since January 5, 2006, the Partnership has sold a total of 22 of the acquired properties that contained an aggregate of 5.3 million net rentable square feet and two parcels of land totaling 15.6 acres.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Other Acquisitions and Dispositions
On February 1, 2006, the Partnership acquired 101 Lenox Drive, an office property located in Lawrenceville, New Jersey containing 92,980 net rentable square feet, for a purchase price of $10.2 million.
On April 4, 2006, the Partnership acquired One Paragon Place, an office property located in Richmond, Virginia containing 145,127 net rentable square feet, for a purchase price of $24.0 million.
On April 17, 2006, the Partnership acquired a parcel of land located in Mount Laurel, New Jersey containing 47.9 acres for a purchase price of $6.7 million.
On April 20, 2006, the Partnership sold a parcel of land located in Radnor, Pennsylvania containing 1.3 acres for a sales price of $4.5 million.
On April 21, 2006, the Partnership acquired a parcel of land located in Newtown, Pennsylvania containing 5.5 acres for a purchased price of $1.9 million.
On June 21, 2006, the Partnership sold a parcel of land located in Westampton, New Jersey containing 5.5 acres for a sales price of $0.4 million.
On June 27, 2006, the Partnership acquired a parcel of land located in Goochland County, Virginia containing 23.2 acres for a purchase price of $4.6 million.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2007, the Partnership had an aggregate investment of approximately $72.7 million in 12 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.8 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected below (except for Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distributions of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2007 and December 31, 2006 (in thousands):

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

	2007	2006
Operating property, net of accumulated depreciation	$394,539	$365,168
Other assets	45,039	52,935
Liabilities	32,111	28,764
Debt	357,661	332,589
Equity	49,805	56,888
Partnership’s share of equity (Partnership’s basis)	72,748	74,574
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended June 30, 2007 and 2006 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenue	$18,986	$18,710	$37,300	$38,434
Operating expenses	6,643	6,743	12,940	14,737
Interest expense, net	5,410	5,080	10,648	10,074
Depreciation and amortization	3,776	5,299	8,004	10,172
Net income	3,156	1,589	5,707	3,451
Partnership’s share of income (Partnership basis)	896	463	1,658	1,428
Equity in income of real estate ventures in the Partnership’s consolidated statement of operations for the three- and six- months ended June 30, 2007 includes a $3.8 million distribution of a residual profits interest that is not included in the table above.
As of June 30, 2007, the Partnership had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.
5. DEFERRED COSTS
As of June 30, 2007 and December 31, 2006, the Partnership’s deferred costs were comprised of the following (in thousands):

	June 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$91,984	$(30,941)	$61,043
Financing Costs	26,898	(6,118)	20,780

Total	$118,882	$(37,059)	$81,823

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2007 and December 31, 2006, the Partnership’s intangible assets were comprised of the following (in thousands):

	June 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Intangible Assets:
In-place lease value	$182,148	$(55,584)	$126,564
Tenant relationship value	120,532	(26,309)	94,223
Above market leases acquired	31,950	(13,268)	18,682

Total intangible assets	$334,630	$(95,161)	$239,469

Intangible Liability:
Below market leases acquired	$102,754	$(30,495)	$72,259

	December 31, 2006
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
Intangible Assets:
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total intangible assets	$364,785	$(83,534)	$281,251

Intangible Liability:
Below market leases acquired	$118,536	$(26,009)	$92,527

As of June 30, 2007, the Partnership’s annual amortization for its intangible assets/liabilities are as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2007 (remainder)	$28,702	$8,813
2008	46,841	13,469
2009	40,923	11,444
2010	34,221	8,899
2011	26,808	7,435
Thereafter	61,974	22,199

Total	$239,469	$72,259

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at June 30, 2007 and December 31, 2006 (in thousands):

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

			Effective
	June 30,	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
MORTGAGE DEBT:
Interstate Center	$—	$552	6.19%		Mar-07
The Bluffs	—	10,700	6.00%	(a)	Apr-07
Pacific Ridge	—	14,500	6.00%	(a)	Apr-07
Pacific View/Camino	—	26,000	6.00%	(a)	Apr-07
Computer Associates Building	—	31,000	6.00%	(a)	Apr-07
Presidents Plaza	—	30,900	6.00%	(a)	Apr-07
440 & 442 Creamery Way	—	5,421	8.55%		May-07
Grande A	59,297	59,513	7.48%	(b)	Jul-07
Grande B	76,731	77,535	7.48%	(b)	Jul-07
481 John Young Way	2,259	2,294	8.40%		Nov-07
400 Commerce Drive	11,681	11,797	7.12%		Jun-08
Two Logan Square	70,745	71,348	5.78%	(a)	Jul-09
200 Commerce Drive	5,802	5,841	7.12%	(a)	Jan-10
1333 Broadway	24,209	24,418	5.18%	(a)	May-10
The Ordway	45,861	46,199	7.95%	(a)	Aug-10
World Savings Center	27,334	27,524	7.91%	(a)	Nov-10
Plymouth Meeting Exec.	43,793	44,103	7.00%	(a)	Dec-10
Four Tower Bridge	10,591	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,492	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	61,958	62,678	8.05%		Oct-11
Research Office Center	41,872	42,205	7.64%	(a)	Oct-11
Concord Airport Plaza	38,021	38,461	7.20%	(a)	Jan-12
Six Tower Bridge	14,655	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	62,721	63,231	7.25%		May-13
Coppell Associates	3,626	3,737	6.89%		Dec-13
Southpoint III	4,692	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Mar-16

Principal balance outstanding	744,940	869,626
Plus: unamortized fixed-rate debt premiums, net	12,205	14,294

Total mortgage indebtedness	$757,145	$883,920

UNSECURED DEBT:
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Three Year Notes	—	300,000	Libor + 0.45%		Apr-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	210,000	60,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	345,000	345,000	3.87%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	—	5.72%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,421,610	2,271,610
Plus: unamortized fixed-rate debt discounts, net	(3,540)	(3,300)

Total mortgage indebtedness	$2,418,070	$2,268,310

Total Debt Obligations	$3,175,215	$3,152,230

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	In May 2007, the Company elected to prepay the loan on the date indicated in the Maturity date column. (See Note 15)

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.
As of June 30, 2007 and 2006, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.9% and 6.1%, respectively.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300,000,000 aggregate principal amount of unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
On March 28, 2006, the Partnership completed an underwritten public offering of (1) $300,000,000 aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”), (2) $300,000,000 aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). The Company guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Partnership used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under its revolving credit facility.
On October 4, 2006, the Partnership sold $300.0 million aggregate principal amount of unsecured 3.875% Exchangeable Guaranteed Notes due 2026 in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and sold an additional $45 million of 3.875% Exchangeable Guaranteed Notes due 2026 on October 16, 2006 to cover over-allotments. The Partnership has registered the resale of the exchangeable notes. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or shares of the Company’s common share. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The Partnership may not redeem the notes prior to October 20, 2011 (except to preserve the Company’s status as a REIT for U.S. federal income tax purposes), but we may redeem the notes at any time thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes to be redeemed plus accrued and unpaid interest. In addition, on October 20, 2011, October 15, 2016 and October 15, 2021 as well as upon the occurrence of certain change in control transactions prior to October 20, 2011, holders of notes may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Partnership used net proceeds from the notes to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Credit Facility.
On November 29, 2006, the Partnership gave notice of redemption of the 2009 Notes and redeemed the 2009 Notes on January 2, 2007.
The indenture relating to the unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Partnership’s $113 million unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Partnership amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Partnership from two to four in any 30 day period. The competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Partnership at a reduced Eurodollar rate. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2007, the Partnership had $210.0 million of borrowings and $22.5 million of letters of credit outstanding under the Credit Facility, leaving $367.5 million of unused availability. As of June 30, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 6.35% and 5.48%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. There were no outstanding borrowings on the Sweep Agreement at June 30, 2007.
As of June 30, 2007, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2007	$143,236
2008	135,148
2009	354,955
2010	450,189
2011	687,262
Thereafter	1,395,760

Total indebtedness	$3,166,550

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
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

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
In March 2007, in anticipation of the offering of the 2017 Notes, the Partnership entered into two treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. Each of the treasury lock agreements were for notional amounts of $75.0 million for an expiration of 10 years at all-in rates of 4.5585% and 4.498% and had fair values of $0.7 million and $1.0 million, respectively at June 30, 2007. The agreements were settled in April 2007 upon completion of the offering of the 2017 Notes at a total benefit of $1.1 million. This benefit will be recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and being amortized over the term of the 2017 Notes.
In March 2006, in anticipation of the offering of the 2009 Notes, the 2012 Notes and the 2016 Notes, the Partnership entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $200.0 million at an all-in-rate of 5.2%. Two of the forward starting swaps had a six year maturity date and one had a ten year maturity date. The forward starting swaps were settled in March 2006 upon the completion of the offering of the 2009, 2012, and 2016 Notes at a total benefit of approximately $3.3 million. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
The Partnership entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments were used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Partnership purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million had a maturity date of February 1, 2010 at an all-in rate of 4.675%. The other, with a notional amount of $70 million, had a maturity date of August 1, 2008 at an all in rate of 4.675%. The agreements were settled in April 2007 in connection with the repayment of five mortgage notes, at a total benefit of $0.4 million.
The Partnership formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Partnership will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three- and six-month periods ended June 30, 2007 or 2006.
9. DISCONTINUED OPERATIONS
For the three-month periods ended June 30, 2007, income from discontinued operations relates to 18 properties that the Partnership sold during 2007. The following table summarizes the revenue and expense information for properties classified as discontinued operations as of June 30, 2007 for the three- and six-month periods ended June 30, 2007 (in thousands):

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

	Three-month periods	Six-month period
	ended June 30, 2007	ended June 30, 2007
Revenue:
Rents	$1,460	$12,397
Tenant reimbursements	562	1,246
Other	145	214

Total revenue	2,167	13,857

Expenses:
Property operating expenses	833	4,845
Real estate taxes	241	1,549
Depreciation and amortization	—	4,594

Total operating expenses	1,074	10,988
Income from discontinued operations before (loss) gain on sale of interests in real estate and minority interest	1,093	2,869
Net (loss) gain on sale of interests in real estate	(856)	25,153

Income from discontinued operations	$237	$28,022

For the three- and six-month periods ended June 30, 2006, income from discontinued operations relates to the 23 properties sold in 2006 and the 18 properties sold in 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations as of June 30, 2007, for the three- and six-month periods ended June 30, 2006 (in thousands):

	Three-month periods	Six-month period
	ended June 30, 2006	ended June 30, 2006
Revenue:
Rents	$21,505	$46,218
Tenant reimbursements	1,740	4,209
Other	217	587

Total revenue	23,462	51,014

Expenses:
Property operating expenses	8,609	18,020
Real estate taxes	2,700	6,187
Depreciation and amortization	9,746	18,869

Total operating expenses	21,055	43,076

Operating income	2,407	7,938
Interest income	13	13
Interest expense (a)	(301)	(586)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,119	7,365
Minority interest — partners’ share of consolidated real estate venture	(195)	(382)

Income from discontinued operations	$1,924	$6,983

(a)	Interest expense relate to a mortgage that was secured by one of the sold properties and paid off at the time of sale.
Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN REAL ESTATE VENTURES
As of June 30, 2007, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Minority interest in consolidated real estate ventures represents the portion of these consolidated real estate ventures not owned by the Partnership and as a result of losses allocated to these minority interest partners there is no balance at June 30, 2007.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
On March 1, 2007, the Partnership acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006.
11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$931	$931	$(13,994)	$(13,994)
Income (loss) from discontinued operations	237	237	1,924	1,924
Income allocated to Preferred Units	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common partnership unitholders	$(830)	$(830)	$(14,068)	$(14,068)

Weighted-average common partnership units outstanding	91,020,069	91,020,069	94,653,573	94,653,573
Contingent securities/Stock based compensation	—	398,864	—	—

Total weighted-average partnership units outstanding	91,020,069	91,418,933	94,653,573	94,653,573

Earnings per Common Partnership Unit:
Continuing operations	$(0.01)	$(0.01)	$(0.17)	$(0.17)
Discontinued operations	—	—	0.02	0.02

	$(0.01)	$(0.01)	$(0.15)	$(0.15)

	Six-month periods ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(6,707)	$(6,707)	$(21,915)	$(21,915)
Income (loss) from discontinued operations	28,022	28,022	6,983	6,983
Income allocated to Preferred Units	(3,996)	(3,996)	(3,996)	(3,996)

Net income available to common partnership unitholders	$17,319	$17,319	$(18,928)	$(18,928)

Weighted-average common partnership units outstanding	91,620,218	91,620,218	93,989,891	93,989,891
Contingent securities/Stock based compensation	—	—	—	—

Total weighted-average partnership units outstanding	91,620,218	91,620,218	93,989,891	93,989,891

Earnings per Common Partnership Unit:
Continuing operations	$(0.12)	$(0.12)	$(0.28)	$(0.28)
Discontinued operations	0.31	0.31	0.07	0.07

	$0.19	$0.19	$(0.20)	$(0.20)

Common Partnership Unit and Preferred Mirror Units
On June 12, 2007, the Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
On June 12, 2007, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $38.5 million, which was paid on July 19, 2007 to unitholders of record as of July 5, 2007. On July 12, 2007, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of July 5, 2007. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 16, 2007 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Partnership repurchased 1,566,000 shares during the six-month period ending June 30, 2007 for aggregate consideration of $53.5 million under its share repurchase program. As of June 30, 2007, the Partnership may purchase an additional 753,800 shares under the plan. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Partnership to repurchase any shares. The Partnership may discontinue the program at any time.
12. SHARE BASED COMPENSATION
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
Stock Options
At June 30, 2007, the Company had 1,085,575 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of June 30, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of June 30, 2007 and changes during the three months ended June 30, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2007	1,286,070	$26.45	1.50	$8,739
Granted	—	—	—	—
Exercised	(198,495)	28.80	0.87	1,171
Forfeited	—	—	—	—

Outstanding at June 30, 2007	1,087,575	$26.03	1.07	$8,029

Vested at June 30, 2007	1,087,575	$26.03	1.07	$8,029

Exercisable at June 30, 2007	1,087,575	$26.03	1.07	$8,029
There were no option awards granted to employees during the three- and six-month period ended June 30, 2007.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Restricted Stock Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of June 30, 2007, 448,800 restricted shares were outstanding and vest over five to seven years from the initial grant date. The remaining compensation expense to be recognized for the 448,800 restricted shares outstanding at June 30, 2007 was approximately $14.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 4.2 years. For the six-month periods ended June 30, 2007 and 2006, the Partnership recognized $1.7 million and $1.4 million, respectively, of compensation expense in each period related to outstanding restricted shares. The following table summarizes the Partnership’s restricted share activity for the six-months ended June 30, 2007:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	227,709	35.09
Vested	(107,143)	26.45
Forfeited	(10,626)	31.47

Non-vested at June 30, 2007	448,800	$32.05

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. For the three- and six-month periods ended June 30, 2007, the Company recognized $0.4 million and $0.8 of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum contribution by each participant for any plan year may not exceed $50,000 and the number of shares reserved for issuance under the ESPP is 1,250,000.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
13. SEGMENT INFORMATION
The Partnership currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) Northern California (7) Southern California, (8) Metropolitan Washington, D.C. and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Bucks, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The Northern California segment includes properties in the City of Oakland and Concord. The Southern California segment includes properties in San Diego County. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and Suburban Maryland. The Southwest segment includes properties in Travis County of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Segment information as of and for the three-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania–	Pennsylvania–			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
As of June 30, 2007:
Real estate investments, at cost:
Operating properties	$934,320	$443,874	$556,496	$573,062	$252,982	$471,291	$105,982	$1,290,464	$234,255	$—	$4,862,726
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	373,497	373,497

As of December 31, 2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177	$—	$4,927,305
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	328,119	328,119

For the three-months ended June 30, 2007:
Total revenue	$31,604	$15,355	$24,792	$24,024	$8,168	$16,817	$3,012	$32,919	$9,714	$(2,101)	$164,304
Property operating expenses and real estate taxes	13,036	5,547	10,643	8,835	3,037	6,345	803	10,301	3,593	260	62,400

Net operating income	$18,568	$9,808	$14,149	$15,189	$5,131	$10,472	$2,209	$22,618	$6,121	$(2,361)	$101,904

For the three-months ended June 30, 2006:
Total revenue	$26,006	$17,792	$22,921	$21,367	$8,109	$14,735	$2,911	$26,525	$6,680	$3,383	$150,429
Property operating expenses and real estate taxes	7,566	9,650	9,650	8,153	3,125	5,573	889	8,268	3,049	(31)	55,892

Net operating income	$18,440	$8,142	$13,271	$13,214	$4,984	$9,162	$2,022	$18,257	$3,631	$3,414	$94,537

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Segment information as of and for the six-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania–	Pennsylvania–			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
For the six-months ended June 30, 2007:
Total revenue	$59,162	$34,836	$49,449	$47,478	$17,108	$31,927	$6,153	$65,305	$18,451	$(2,464)	$327,405
Property operating expenses and real estate taxes	24,143	12,573	21,337	17,877	5,986	11,984	2,074	20,642	7,156	(140)	123,632

Net operating income	$35,019	$22,263	$28,112	$29,601	$11,122	$19,943	$4,079	$44,663	$11,295	$(2,324)	$203,773

For the six-months ended June 30, 2006:
Total revenue	$50,827	$35,785	$46,237	$40,640	$15,501	$28,244	$5,558	$52,391	$15,720	$3,444	$294,347
Property operating expenses and real estate taxes	15,793	19,627	19,683	16,819	6,023	10,448	1,529	15,837	6,568	(1,254)	111,073

Net operating income	$35,034	$16,158	$26,554	$23,821	$9,478	$17,796	$4,029	$36,554	$9,152	$4,698	$183,274

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Net operating income is defined as total revenue less property operating expenses. Below is a reconciliation of consolidated net operating income to net income or loss (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Consolidated net operating income (loss)	$101,904	$94,537	$203,773	$183,274
Less:
Interest income	1,603	2,573	2,390	5,223
Interest expense	(40,803)	(41,596)	(81,161)	(81,974)
Deferred financing costs	(1,065)	(794)	(2,323)	(1,273)
Depreciation and amortization	(58,227)	(64,145)	(120,274)	(115,357)
Administrative expenses	(6,993)	(7,724)	(14,262)	(16,214)
Minority interest — partners’ share of consolidated real estate ventures	8	84	(108)	370
Plus:
Equity in income of real estate ventures	4,504	463	5,258	1,428
Net gain on disposition of undepreciated real estate	—	2,608	—	2,608

Income (loss) from continuing operations	931	(13,994)	(6,707)	(21,915)
Income (loss) from discontinued operations	237	1,924	28,022	6,983

Net income (loss)	$1,168	$(12,070)	$21,315	$(14,932)

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
There have been lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Partnership has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. One lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Partnership has referred this lawsuit to its environmental insurance carrier and, as June 30, 2007, the insurance carrier is tendering a defense to this claim.
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

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rentals payments on non-cancelable leases at June 30, 2006 are as follows (in thousands):

2007	$868
2008	1,736
2009	1,818
2010	1,818
2011	1,818
Thereafter	269,979
Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At June 30, 2007 the maximum amount payable under this arrangement was $0.6 million.
As part of the TRC acquisition, the Partnership acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage collaterized by this property pursuant to which the Partnership receives substantially all cash flows from the property. The Partnership currently does not expect to take fee title to Two Logan Square until, at the earliest, September 2019. In the event that the Partnership takes title to Two Logan Square upon a foreclosure of its mortgages, the Partnership has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if the Partnership must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.
As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Partnership has agreed not to sell certain of the acquired properties in transactions that would trigger taxable income to the former owners. In the case of TRC, the Partnership agreed not to sell certain of the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (September 2007); One Rodney Square and 130/150/170 Radnor Financial Center (September 2014); and One Logan Square, Two Logan Square and Radnor Corporate Center (September 2019). In the case of the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Partnership also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that the Partnership may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Partnership sells any of the properties within the applicable restricted period in non-exempt transactions, the Partnership has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.
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
15. SUBSEQUENT EVENTS
On July 11, 2007, the Partnership repaid two mortgage notes totaling $136.0 million pursuant to a notice which was given in May 2007. The Partnership funded the repayments of these notes from borrowings under its Credit Facility and there were no prepayment penalties associated with these prepayments.

BRANDYWINE OPERATING PARTNERHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
On July 19, 2007, the Partnership acquired five buildings aggregating 508,607 square feet and a 5.6 acre land parcel in the Boulders office park in Richmond, VA for $96.5 million. The Partnership funded a portion of the purchase price using the remaining 1031 proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.
During July 2007, the Partnership repurchased 214,600 shares for $5.9 million under its share repurchase program.
During July 2007, the Partnership entered into four treasury lock agreements designated as cash flow hedges on interest rate risk relating to a forecasted debt issuance. The treasury lock agreements were for notional amounts totaling $150.0 million for an expiration of five years and have an average all-in rate of 4.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the unavailability of equity and debt financing;

•	unanticipated costs associated with the acquisition and integration of our acquisitions;

•	unanticipated costs to complete and lease-up pending developments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	risks associated with state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT;

•	changes in local real estate conditions (including changes in rental rates and the number of competing properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	changes in general economic conditions;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006.
In light of these uncertainties, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three- and six- months ended June 30, 2007 and 2006 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of June 30, 2007, our portfolio consisted of 238 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 25.7 million net rentable square feet. We also had, as of June 30, 2007, six properties under development and 10 properties under redevelopment containing an aggregate 2.4 million net rentable square feet. As of June 30, 2007, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, as of June 30, 2007, we consolidated 281 properties with an aggregate of 28.5 million net rentable square feet. As of June 30, 2007, we held economic interests in 12 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties.
As of June 30, 2007 we managed our portfolio within nine geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) Northern California, (7) Southern California, (8) Metropolitan Washington, D.C. and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Bucks, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern and central parts of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the Cities of Richmond and Durham, North Carolina. The Northern California segment includes properties in the City of Oakland and Concord. The Southern California segment includes properties in San Diego County. The Metropolitan Washington D.C. segment includes properties in Northern Virginia and Suburban Maryland. The Southwest segment includes properties in Travis County of Texas.
We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease, vacancy levels and demand for office and industrial space. We also generate cash through sales of assets, including assets that we do not view as core to our portfolio, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
Our financial and operating performance is dependent upon the demand for office, industrial and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Our occupancy was 93.9% at June 30, 2007, or 88.4% including our 16 properties under development or redevelopment.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 4.2% of our aggregate annualized base rents as of June 30, 2007 (representing approximately 4.0% of the net rentable square feet of the Properties) expire without penalty through the end of 2007. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the six-month period ended June 30, 2007 was 78.3%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. The accounts receivable allowance was $7.5 million or 7.3% of total receivables (including accrued rent receivable) as of June 30, 2007 compared to $9.3 million or 9.0% of total receivables (including accrued rent receivable) as of December 31, 2006.
Development Risk:
As of June 30, 2007, we had in development or redevelopment 16 sites aggregating approximately 2.4 million net rentable square feet. The total budgeted costs of these projects is currently $514.6 million and we had incurred $432.0 million of these costs as of June 30, 2007. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects which were 29.7% occupied and 45.2% leased at June 30, 2007. As of June 30, 2007, we owned, or had an option to acquire, approximately 394 acres of land available for future development. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.
RECENT ACQUISITIONS AND DISPOSITIONS
During the six-month period ended June 30, 2007, we sold 18 properties containing an aggregate of 3.5 million net rentable square feet and a 4.7 acre land parcel. We acquired the 49% minority interest in one of our consolidated real estate ventures that owned 10 office properties containing an aggregate of 1.1 million net rentable square feet and also acquired one office property containing 204,278 net rentable square feet.
Highlights of 2007 include:
— On January 18, 2007, we sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
— On January 19, 2007, we sold four office properties located in Dallas, Texas containing 1,091,186 net rentable square feet and a 4.7 acre land parcel, for an aggregate sales price of $107.1 million.
— On January 31, 2007, we sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for a sales price of $0.2 million.
— On March 30, 2007, we sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.
— On March 30, 2007, we sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. We structured this transaction to qualify as a like-kind exchange under Section 1031 of the Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange.
— On April 30, 2007, we sold Cityplace Center, an office property located Dallas, Texas containing 1,295,832 net rentable square feet, for an aggregate sales price of $115.0 million.
— On May 10, 2007, we acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate contracted purchase price of $72.0 million (not including closing costs of $0.5 million). A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
— On July 19, 2007, we acquired five buildings containing 508,607 net rentable square feet and a 5.6 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.5 million. We funded a portion of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.
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
Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated financial statements for the three- and six-months ended June 30, 2007 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended June 30, 2007 and 2006
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 256 Properties containing an aggregate of approximately 24.0 million net rentable square feet that we owned for the entire three-month periods ended June 30, 2007 and 2006. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2007 and 2006) by providing information for the properties which were acquired, under development, redevelopment or placed into service and administrative/elimination information for the three-month periods ended June 30, 2007 and 2006 (in thousands).
The Total Portfolio net income presented in the table agrees to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the minority interest attributable to continuing and discontinued operations for limited partnership units of the Operating Partnership that is reflected in the statement of operations for Brandywine Realty Trust.

Comparison of three-months ended June 30, 2007 to the three-months ended June 30, 2006

				Acquired/Completed		Development/Redevelopment		Administrative/
	Same Store Property Portfolio			Properties		Properties		Eliminations (a)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	2007	2006	2007	2006	(Decrease)
Revenue:
Cash rents	$114,320	$113,337	$983	$12,474	$3,046	$4,141	$5,546	$(1,152)	$266	$129,783	$122,195	$7,588
Straight-line rents	3,342	4,416	(1,074)	2,038	2,307	742	368	—	—	6,122	7,091	(969)
Rents — FAS 141	2,414	1,612	802	402	—	(124)	(431)	—	—	2,692	1,181	1,511

Total rents	120,076	119,365	711	14,914	5,353	4,759	5,483	(1,152)	266	138,597	130,467	8,130
Tenant reimbursements	19,482	14,337	5,145	762	220	637	704	135	235	21,016	15,496	5,520
Termination fess	464	1,276	(812)	35	—	—	—	—	—	499	1,276	(777)
Other, excluding termination fees	661	681	(20)	44	1	4	17	3,483	2,491	4,192	3,190	1,002

Total revenue	140,683	135,659	5,024	15,755	5,574	5,400	6,204	2,466	2,992	164,304	150,429	13,875

Property operating expenses	41,934	39,875	2,059	4,422	1,984	2,210	2,369	(2,601)	(2,724)	45,965	41,504	4,461
Real estate taxes	14,393	13,099	1,294	914	253	1,067	994	61	42	16,435	14,388	2,047
Subtotal	84,356	82,685	1,671	10,419	3,337	2,123	2,841	5,006	5,674	101,904	94,537	7,367
Administrative expenses	—	—	—	—	—	—	—	6,993	7,724	6,993	7,724	(731)
Depreciation and amortization	48,298	48,060	238	6,752	45	2,422	15,379	755	661	58,227	64,145	(5,918)

Operating Income (loss)	$36,058	$34,625	$1,433	$3,667	$3,292	$(299)	$(12,538)	$(2,742)	$(2,711)	$36,684	$22,668	$14,016

Number of properties	256	256		9		16				281
Square feet	24,001	24,001		2,033		2,433				28,467
Occupancy %	93.6%	93.0%		96.4%		29.7%				88.4%

Other Income (Expense):
Interest income										1,603	2,573	(970)
Interest expense										(40,803)	(41,596)	793
Interest expense — Deferred financing costs										(1,065)	(794)	(271)
Equity in income of real estate ventures										4,504	463	4,041
Net gain on sales of interests in real estate										—	2,608	(2,608)

Income (loss) before minority interest										923	(14,078)	15,001
Minority interest — partners’ share of consolidated real estate ventures										8	(17)	25
Minority interest attributable to continuing operations — LP units										46	707	(661)

Income (loss) from continuing operations										977	(13,388)	14,365
Income (loss) from discontinued operations										227	1,832	(1,605)

Net Income (loss)										$1,204	$(11,556)	$12,760

Earnings (loss) per common share										$(0.01)	$(0.15)	$0.14

EXPLANATORY NOTES
(a) - Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

Revenue
Cash rents from the Total Portfolio increased by $7.6 million during the three month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An additional $1.0 million at the Same Store Portfolio from increased occupancy and a decrease in free rent periods as noted by the corresponding decrease of $1.1 million in straight-line rents for the Same Store Portfolio.

2)	An additional $9.4 million from four properties that we acquired after June 30, 2006 and four development properties (including additional occupancy at Cira Centre) that we completed and placed in service subsequent to June 30, 2006.

3)	These increases were offset by the decrease in cash rents at our development/redevelopment properties primarily as a result of one building, which is now included in redevelopment, that was occupied during the three-months ended June 30, 2006 and had no occupancy during the three-months ended June 30, 2007. We acquired this building in New Jersey with the intent to begin redevelopment after the single tenant vacated in the third quarter of 2006.
Our rents at the Total Portfolio that we recognized from the net amortization of above and below market leases at acquired properties, in conformity with SFAS No. 141, increased by $1.5 million primarily as a result of $0.8 million of above market leases in our Same Store Portfolio being fully amortized and the acquisition of four properties after the June 30, 2006.
Tenant reimbursements for the Total Portfolio increased by $5.5 million primarily as a result of increased operating expenses of $6.5 million.
Property Operating Expenses
Property operating expenses, including real estate taxes, for the Total Portfolio increased by $6.5 million during the three-month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An increase of $3.4 million at the Same Store Portfolio, primarily due to increased occupancy and real estate tax reassessments. Increased occupancy at our properties causes an increase in the amount of expense incurred for utilities, security, and janitorial services.

2)	The incurrence of $3.1 million of property operating expenses for the four properties that we acquired and the four properties that we placed in service after the second quarter of 2006.
Depreciation and Amortization Expense
Depreciation and amortization decreased by $5.9 million during the three-month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	The incurrence of $2.9 million of depreciation and amortization expense on account of the four properties acquired after the second quarter of 2006.

2)	The incurrence of $2.7 million of depreciation and amortization expense during the three-months ended June 30, 2007 on account of Cira Centre, which we placed in service in the fourth quarter of 2006.

3)	The increases were offset by $11.9 million of accelerated depreciation expense for one of our properties (50 E. Swedesford Road) which was demolished as part of an office park development in suburban Philadelphia during the three-months ended June 30, 2006.
Administrative Expenses
Our administrative expenses decreased by approximately $0.7 million during the three-month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting higher costs in 2006 incurred as part of our integration activities following our January 2006 merger with Prentiss.

Interest Income/ Expense
We used our investment in marketable securities to pay down defeased debt in the fourth quarter of 2006. This pay down caused a decrease of $1.9 million in interest income. This decrease was partially offset by the amount of interest income earned on funds held in escrow with a qualified intermediary as part of completed 1031 like-kind transactions.
Equity in income of Real Estate Ventures
The increase of $4.0 million over the comparable 2006 period is primarily due to a distribution of $3.8 million received as a result of our residual profit interest in a Real Estate Venture.
Minority Interest-partners’ share of consolidated Real Estate Ventures
Minority interest-partners’ share of consolidated Real Estate Ventures represents the portion of income from our consolidated Real Estate Ventures that is allocated to our minority interest partners.
As of June 30, 2007 we held an ownership interest in three properties through consolidated Real Estate Ventures, compared to 14 properties owned by consolidated Real Estate Ventures at June 30, 2006, one of which we sold in the third quarter of 2006. On March 1, 2007 we acquired the minority interest partners’ share in a Real Estate Venture that owns 10 properties for $63.7 million.
Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 4.6% of the Operating Partnership as of each of June 30, 2007 and 2006.
Discontinued Operations
During the quarter ended June 30, 2007, we sold one property in Dallas, TX that had total revenue of $2.2 million, operating expenses of $1.1 million and incurred a loss on sale of $0.6 million.
The June 30, 2006 amount is reclassified to include the operations of the property sold during the second quarter of 2007, as well as the 17 properties that were sold in the first quarter of 2007 and the 23 properties that were sold during the year ended December 31, 2006. Therefore, the discontinued operations amount for the quarter ended June 30, 2006 includes 41 properties with total revenue of $23.5 million, operating expenses of $21.1 million, interest expense of $0.3 million and minority interest attributable to discontinued operations of $0.3 million. Of the 23 properties that were sold during the year ended December 31, 2006, nine were sold in the six-months ended June 30, 2006. The eight properties that we sold in the first quarter of 2006 did not have gains on sale since we acquired such properties were through our January 2006 acquisition of Prentiss and we sold the properties for the fair value ascribed to them in purchase accounting.
Net Income
Net income increased by $12.8 million compared to the second quarter of 2006 primarily as a result of a distribution we received on a $3.8 million residual profits interest received held by us in a Real Estate Venture and the decrease of $5.9 million in depreciation expense noted above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship.
Earnings (Loss) Per Share
Loss per share (diluted and basic) was $(0.01) in the second quarter of 2007 as compared to a loss per share (diluted and basic) of $(0.15) in the second quarter of 2006 as a result of the factors described above and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding is the result of 1.6 million shares repurchased in 2007 and 1.2 million shares that we repurchased in 2006, subsequent to the end of the first quarter. This decrease in the number of shares was partially offset by the issuance of shares upon option exercises and restricted share vesting.

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 256 Properties containing an aggregate of approximately 24.0 million net rentable square feet that we owned for the entire six-month periods ended June 30, 2007 and substantially all of the period ended June 30, 2006. We consider the properties that we acquired in the Prentiss merger on January 5, 2006 as part of our Same Store Portfolio and, therefore, the results of operations for the six-month ended June 30, 2006 do not include four days of activity. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2007 and 2006) by providing information for the properties which were acquired, under development, redevelopment or placed into service and administrative/elimination information for the six-month periods ended June 30, 2007 and 2006 (in thousands).
The Total Portfolio net income presented in the table agrees to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the minority interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of six-months ended June 30, 2007 to the six-months ended June 30, 2006

				Acquired/Completed		Development/Redevelopment		Administrative/
	Same Store Property Portfolio			Properties		Properties		Eliminations (a)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	2007	2006	2007	2006	(Decrease)
Revenue:
Cash rents	$227,672	$221,267	$6,405	$22,446	$4,976	$8,553	$10,652	$(2,032)	$369	$256,639	$237,264	$19,375
Straight-line rents	6,713	9,267	(2,554)	4,976	3,185	2,675	699	—	—	14,364	13,151	1,213
Rents — FAS 141	4,671	3,677	994	1,114	—	(251)	(556)	—	—	5,534	3,121	2,413

Total rents	239,056	234,211	4,845	28,536	8,161	10,977	10,795	(2,032)	369	276,537	253,536	23,001
Tenant reimbursements	38,828	30,076	8,752	1,553	296	1,214	1,401	244	357	41,839	32,130	9,709
Termination fess	1,021	1,866	(845)	659	—	—	—	148	—	1,828	1,866	(38)
Other, excluding termination fees	1,324	1,465	(141)	93	11	10	34	5,774	5,305	7,201	6,815	386

Total revenue	280,229	267,618	12,611	30,841	8,468	12,201	12,230	4,134	6,031	327,405	294,347	33,058

Property operating expenses	84,366	79,700	4,666	8,594	3,415	4,581	4,866	(6,371)	(5,503)	91,170	82,478	8,692
Real estate taxes	28,400	26,031	2,369	1,534	464	2,213	1,990	315	110	32,462	28,595	3,867

Subtotal	167,463	161,887	5,576	20,713	4,589	5,407	5,374	10,190	11,424	203,773	183,274	20,499

Administrative expenses	—	—	—	—	—	—	—	14,262	16,214	14,262	16,214	(1,952)
Depreciation and amortization	96,336	96,623	(287)	12,752	88	9,649	17,534	1,537	1,112	120,274	115,357	4,917

Operating Income (loss)	$71,127	$65,264	$5,863	$7,961	$4,501	$(4,242)	$(12,160)	$(5,609)	$(5,902)	$69,237	$51,703	$17,534

Number of properties	256	256		9		16				281
Square feet	24,001	24,001		2,033		2,433				28,467
Occupancy %	93.6%	93.0%		96.4%		29.7%				88.4%

Other Income (Expense):
Interest income										2,390	5,223	(2,833)
Interest expense										(81,161)	(81,974)	813
Interest expense — Deferred financing costs										(2,323)	(1,273)	(1,050)
Equity in income of real estate ventures										5,258	1,428	3,830
Net gain on sales of interests in real estate										—	2,608	(2,608)

Loss before minority interest										(6,599)	(22,285)	15,686
Minority interest — partners’ share of consolidated real estate ventures										(108)	281	(389)
Minority interest attributable to continuing operations — LP units										457	1,142	(685)

Loss from continuing operations										(6,250)	(20,862)	14,612
Loss from discontinued operations										26,826	6,664	20,162

Net Income (loss)										$20,576	$(14,198)	$34,774

Earnings per common share										$0.19	$(0.20)	$0.39

EXPLANATORY NOTES
(a) - Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

Revenue
Cash rents from the Total Portfolio increased by $19.4 million during the six-month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An additional $6.4 million at the Same Store Portfolio from increased occupancy and increased rents received on lease renewals.

2)	An additional $17.5 million from four properties that we acquired after June 30, 2006 and four development properties (including additional occupancy at Cira Centre) that we completed and placed in service after June 30, 2006.

3)	These increases were offset by the decrease in cash rents at our development/redevelopment properties primarily as a result of one building, which is now included in redevelopment, that was occupied during the six-months ended June 30, 2006 and had no occupancy during the six-months ended June 30, 2007. We acquired this building in New Jersey with the intent to begin redevelopment after the single tenant vacated in the third quarter of 2006.
Straight-line rents at the Total Portfolio increased by $1.2 million, reflecting an increase of $2.0 million in straight line rents from commencement of leases at our development properties and an increase of $1.8 million in straight line rents from four properties that we acquired after the second quarter of 2006 and four development properties that we placed in service subsequent to June 30, 2006. These increases were offset by a $2.6 million decrease in straight line rental income at the Same Store Portfolio. Approximately $0.8 million of this decrease resulted from free rent recognized in the quarter ended March 31, 2006 and the balance resulted from the shortening of the remaining stipulated increase period in leases.
Our rents at the Total Portfolio that we recognized from the net amortization of above and below market leases at acquired properties, in conformity with SFAS No. 141, increased by $2.4 million primarily as a result of $1.0 million of above market leases in our Same Store Portfolio being fully amortized and the acquisition of four properties after June 30, 2006.
Tenant reimbursements at the Total Portfolio increased by $9.7 million primarily as a result of increased operating expenses of $12.6 million.
Property Operating Expenses
Property operating expenses, including real estate taxes, at the Total Portfolio increased by $12.6 million during the six-month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An increase of $7.0 million at the Same Store Portfolio, primarily due to increased occupancy and real estate tax reassessments. Increased occupancy at our properties causes an increase in the amount of expense incurred for utilities, security, and janitorial services.

2)	The incurrence of $6.2 million of property operating expenses for the four properties that we acquired after June 30, 2006.
Depreciation and Amortization Expense
Depreciation and amortization increased by $4.9 million during the six-month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	The incurrence of $12.2 million of depreciation and amortization expense on account of the four properties that we acquired after the second quarter of 2006 and four development properties (including Cira Centre) that we completed and placed in service subsequent to June 30, 2006.

2)	The incurrence of $2.8 million of accelerated amortization related to customer relationship and in-place lease intangible assets for one of our properties that is currently included in Development Properties. The value ascribed to these intangibles considered renewal periods and when the renewals did not occur, we expensed the unamortized value of the intangibles and the property was placed into development for future tenants.

3)	The incurrence of $2.0 million of accelerated depreciation associated with tenant move-outs, primarily one tenant that was in a Development Property. There was no termination fee received in connection with this move-out as a result of the tenant’s bankruptcy.

4)	The increases were offset by $11.9 million of accelerated depreciation expense for one of our properties (50 E. Swedesford Road) which was demolished as part of an office park development in suburban Philadelphia during the six-months ended June 30, 2006.
Administrative Expenses
Our administrative expenses decreased by approximately $2.0 million during the six-month period ended June 30, 2007 compared to the same period in 2006, primarily reflecting higher costs that we incurred in 2006 as part of our integration activities following our January 2006 merger with Prentiss.
Interest Income/ Expense
We used our investment in marketable securities to pay down defeased debt in the fourth quarter of 2006. This pay down caused a decrease of $1.9 million in interest income.
Interest expense – deferred financing costs increased by $1.1 million as a result of the amortization of expenses related to our unsecured note issuances subsequent to the second quarter of 2006.
Equity in income of Real Estate Ventures
The increase of $3.8 million over the comparable 2006 period is due to a distribution of $3.8 million received as a result of our residual profit interest in a Real Estate Venture.
Minority Interest-partners’ share of consolidated Real Estate Ventures
Minority interest-partners’ share of consolidated Real Estate Ventures represents the portion of income from our consolidated Real Estate Ventures that is allocated to our minority interest partners.
As of June 30, 2007 we held an ownership interest in 3 properties through consolidated Real Estate Ventures, compared to 14 properties owned by consolidated Real Estate Ventures at June 30, 2006, one of which was sold in the third quarter of 2006. On March 1, 2007 we acquired the minority interest partners’ share of 10 properties for $63.7 million.
Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 4.6% of the Operating Partnership as of June 30, 2007 and 2006.
Discontinued Operations
During the six-months ended June 30, 2007, we sold one property in East Norriton, PA, five properties in Dallas, TX, and 11 properties in Reading and Harrisburg, PA and one in Voorhees, NJ. These properties had total revenue of $13.9 million, operating expenses of $11.0 million, gains on sale of $25.2 million and minority interest attributable to discontinued operations of $1.2 million.
The June 30, 2006 amount is reclassified to include the operations of the properties sold during the six-months ended June 30, 2007, as well as the 23 properties that were sold during the year ended December 31, 2006. Therefore, the discontinued operations amount for the six-months ended June 30, 2006 includes 41 properties with total revenue of $51.0 million, operating expenses of $43.1 million, interest expense of $0.6 million and minority interest of $0.7 million. Of the 23 properties that were sold during the year ended December 31, 2006, nine were sold in the six-months ended June 30, 2006. The eight properties that were sold in the first quarter of 2006 did not have gains on sale since such properties were acquired as part of the Prentiss merger and the value ascribed to those properties in purchase accounting was approximately the fair value amount for which the properties were sold.

Net Income
Net income increased by $34.8 million from the same period of 2006 primarily as a result of the gains recognized on the buildings sold of $25.2 million, a $3.8 million distribution on a residual profits interest held by us in a Real Estate Venture and other items noted above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies.. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship.
Earnings Per Share
Earnings per share (diluted and basic) were $0.19 for the six-months ended June 30, 2007 as compared to a loss per share (diluted and basic) of $(0.20) for the six months ended June 30, 2006 as a result of the factors described above and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding is the result of 1.6 million shares repurchased in 2007 and 1.2 million shares that we repurchased in 2006, subsequent to the end of the first quarter. This decrease in the number of shares was partially offset by the issuance of shares upon option exercises and restricted share vesting.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:
•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund development and redevelopment costs,

•	fund new property acquisitions, and

•	fund distributions declared by our Board of Trustees, including the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code.
We believe that our liquidity needs will be satisfied through cash flows generated by our operating and financing activities. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe our revenue, together with proceeds from equity and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility and unsecured notes.
Our principal liquidity needs for periods beyond twelve months are for costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In April 2007 and March 2006, we sold $300 million and $850 million, respectively of unsecured notes and in September and October 2006, we sold an aggregate of $345 million of exchangeable notes. As of June 30, 2007 we also had approximately $757.1 million of mortgage loans. We expect to use the debt and equity markets for other long-term capital needs.
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
Our ability to sell common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. We regularly analyze which source of capital is most advantageous to us at any particular point in time. The equity markets may not be consistently available on terms that we consider attractive.
The asset sales during 2006 and through the second quarter of 2007 have also been a significant source of cash. During the six-months ended June 30, 2007 we sold 18 properties, containing an aggregate of 3.5 million net rentable square feet and a land parcel containing 4.7 acres for aggregate proceeds of $349.1 million, a portion of which was held in escrow with a qualified intermediary until the completion of 1031 like kind exchanges. We have several options for proceeds from asset sales, including the acquisition of assets in our core markets, repayment of debt and repurchase of our shares.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2007 and December 31, 2006, we maintained cash and cash equivalents of $28.5 million and $25.4 million, respectively, an increase of $3.1 million. This increase was the result of the following changes in cash flow from our activities for the six-month period ended June 30 (in thousands):

Activity	2007	2006
Operating	$99,953	$124,774
Investing	15,301	(955,216)
Financing	(112,111)	849,645

Net cash flows	$3,143	$19,203

Our principal source of cash flows is from the operation of our properties. The decrease in cash inflows from operating activities was primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations of our properties.
The decrease in cash outflows from investing activities was primarily attributable to our acquisition of Prentiss on January 5, 2006 resulting in a cash outflow of $935.9 million compared to the $63.7 million outflow we incurred in the first quarter of 2007 for the acquisition of the 49% minority interest partners’ share in one of our consolidated Real Estate Ventures. These outflows were offset by net proceeds on property sales of $222.6 and $144.0 for the six-month periods ended June 30, 2007 and 2006, respectively.
Decreased cash flow from financing activities was primarily attributable to our repurchase of 1.6 million shares for $53.5 million during the six-months ended June 30, 2007 compared to our issuance of $850.0 million of unsecured notes for the same period in 2006. During the six-months ended June 30, 2007, we repaid our $300.0 million 2009 three year floating rate note, issued in March 2006, using proceeds from our Credit Facility. We also issued $300.0 million of unsecured notes during the six-months ended June 30, 2007 and used those proceeds to pay-down indebtedness on our Credit Facility. We also made distributions of $81.7 million to shareholders during the six-months ended June 30, 2007 compared to $68.3 million for the same period in 2006.
Capitalization
Indebtedness
On June 29, 2007, we amended our $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to us from two to four in any 30 day period. The competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced Eurodollar rate.
On April 30, 2007, we consummated the public offering of $300 million aggregate principal amount of unsecured 5.70% Guaranteed Notes due 2017 and used the net proceeds from this offering to reduce borrowings under the Credit Facility.
On October 4, 2006, we sold $300 million aggregate principal amount of unsecured 3.875% Exchangeable Guaranteed Notes due 2026 in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and sold an additional $45 million of 3.875% Exchangeable Guaranteed Notes due 2026 on October 16, 2006 to cover over-allotments. We have registered the resale of the exchangeable notes. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or our common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). We may not redeem the notes prior to October 20, 2011 (except to preserve our status as a REIT for U.S. federal income tax purposes), but we may redeem the notes at any time thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes to be redeemed plus accrued and unpaid interest. In addition, on October 20, 2011, October 15, 2016 and October 15, 2021 as well as upon the occurrence of certain change in control transactions prior to October 20, 2011, holders of notes may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount of the notes to be purchased plus accrued and unpaid interest. We used net proceeds from the notes to repurchase approximately $60.0 million of common shares at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Credit Facility.
On March 28, 2006, we consummated the public offering of $850 million of unsecured notes, consisting of (1) $300 million aggregate principal amount of Floating Rate Guaranteed Notes due 2009, (2) $300 million aggregate principal amount of 5.75% Guaranteed Notes due 2012 and (3) $250 million aggregate principal amount of 6.00% Guaranteed Notes due 2016. We used the net proceeds from this offering to repay a $750 million unsecured term loan and to reduce borrowings under the Credit Facility.
The Operating Partnership is the issuer of our unsecured notes, and Brandywine Realty Trust has fully and unconditionally guaranteed the payment of principal and interest on the notes.
On November 29, 2006, we called for redemption of our $300 million Floating Rate Guaranteed Notes due 2009 and repaid these notes on January 2, 2007 in accordance with the November call. As a result of the early repayment of these notes, we incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
As of June 30, 2007, we had approximately $3.2 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our Credit Facility at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Balance:
Fixed rate	$2,877,939	$2,707,176
Variable rate	288,611	439,162

Total	$3,166,550	$3,146,338

Percent of Total Debt:
Fixed rate	91%	86%
Variable rate	9%	14%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.63%	5.58%
Variable rate	5.98%	5.97%
Total	5.66%	5.63%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by us.
We use borrowings under the Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of June 30, 2007.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governs an additional $113 million of 4.34% unsecured notes that mature in December 2008, contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of June 30, 2007.
We have mortgage loans that are collateralized by certain of our properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only.
We intend to refinance or repay our mortgage loans as they mature, primarily through the use of unsecured debt or equity. We prepaid two mortgage notes totaling $136.0 million on July 11, 2007, notice of which was given in May 2007. We funded the prepayments of these notes from borrowings under our Credit Facility and there were no penalties associated with these prepayments.
Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
On June 12, 2007, we declared a distribution of $0.44 per Common Share, totaling $38.5 million, which we paid on July 19, 2007 to shareholders of record as of July 5, 2007. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
On June 12, 2007, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of July 5, 2007. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 16, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During the six-month period ended June 30, 2007, we repurchased approximately 1.6 million common shares under this program at an average price of $34.18 per share, leaving approximately 0.8 million shares in remaining capacity at June 30, 2007. During July 2007, we repurchased an additional 0.2 million shares at an average price of $27.44 per share, leaving approximately 0.6 million shares in remaining capacity. Our Board has not limited the duration of the program and it may be terminated at any time.
Shelf Registration Statement
Together with our Operating Partnership, we maintain a shelf registration statement that registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the registration statement.
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
We expect to meet our long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under the Credit Facility, additional unsecured and secured indebtedness, the issuance of equity securities, investments from joint venture investors and proceeds from asset dispositions.

Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses may be at least partially offset by the contractual rent increases and operating expense escalations.
Commitments and Contingencies
The following table outlines the timing of payment requirements under our contractual commitments as of June 30, 2007:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$744,940	$143,237	$102,103	$282,450	$217,150
Revolving credit facility	210,000	—	—	210,000	—
Unsecured debt (a)	2,211,610	—	388,000	645,000	1,178,610
Ground leases (b)	278,038	868	3,554	3,637	269,979
Other liabilities	1,957	—	1,269	—	688

	$3,446,545	$144,105	$494,926	$1,141,087	$1,666,427

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
As part of our September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which we refer to as the TRC acquisition), we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we agreed to issue declines monthly and, as of June 30, 2007, had declined to $0.6 million.
As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (September 2007); One Rodney Square and 130/150/170 Radnor Financial Center (September 2014); and One Logan Square, Two Logan Square and Radnor Corporate Center (September 2019). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also agreed not sell 14 other properties that contain an aggregate of 1.0 million square feet for periods that expire by the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2007, our consolidated debt consisted of $757.0 million in fixed rate mortgages, $210.0 million variable rate borrowings under our Credit Facility and $2.2 billion in unsecured notes (net of discounts) of which $2.1 billion are fixed rate borrowings and $78.6 million are variable rate borrowings. We entered into each of our financial instruments for other than trading purposes and the net market value of these financial instruments is referred to below as the “net financial instrument position.” Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio impacts interest incurred and cash flows, but does not impact the net financial instrument position.
If rates on our variable rate debt were to increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.9 million per year. If rates on our variable rate debt were to decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.9 million per year.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $106.5 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $114.1 million.
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
There have been no material changes in Quantitative and Qualitative disclosures in 2007 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the caption “Interest Rate Risk and Sensitivity Analysis” under Item 2 of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to management, including the principal executive, principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

(b)	Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended June 30, 2007:

	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2007:
April	265,000	$33.38	265,000	753,800
May	—		—	753,800
June	1,128 (b)	29.47	1,128	753,800

Total	266,128		266,128

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.

(b)	Represents Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees in satisfaction of tax witholding obligations.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
We incorporate by reference the disclosure contained in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007. This disclosure summarizes the voting results on each of the proposals at our annual meeting of shareholders held on May 9, 2007.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits
10.1	Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on June 29, 2007)

10.2	Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Brandywine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**

10.3	2007 Non-Qualified Employee Share Purchase Plan (incorporated by reference to Brandywine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**

10.4	Amended and Restated Employment Agreement for President and Chief Executive Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on February 14, 2007)**

10.5	Form of 2007 Restricted Share Award to Non-Employee Trustees (incorporated by reference to Brandywine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: August 8, 2007	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2007	By:	/s/ Darryl M. Dunn

Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)
BRANDYWINE REALTY TRUST, as general partner

Date: August 8, 2007	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2007	By:	/s/ Darryl M. Dunn

Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer
(Principal Accounting Officer)