Form 10-Q
period 2008-06-30
BRANDYWINE OPERATING PARTNERSHIP LP /PA; BRANDYWINE REALTY TRUST
filed 2008-08-08
CIK 1060386, 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission file number	001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)

Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust) DELAWARE (Brandywine Operating Partnership L.P.)	23-2413352 23-2862640

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)
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

Brandywine Realty Trust:	Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Brandywine Operating Partnership, L.P.:	Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
A total of 88,610,053 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 5, 2008.

		Page
	Brandywine Realty Trust

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2008 and 2007	4

	Consolidated Statements of Other Comprehensive Income for the three- and six-month periods ended June 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2007	6

	Notes to Unaudited Consolidated Financial Statements	7

	Brandywine Operating Partnership, L.P.

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	33

	Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2008 and 2007	34

	Consolidated Statements of Other Comprehensive Income for the three- and six-month periods ended June 30, 2008 and 2007	35

	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2007	36

	Notes to Unaudited Consolidated Financial Statements	37

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	63

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	80

Item 4.	Controls and Procedures	80

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	81

Item 1A.	Risk Factors	81

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Submission of Matters to a Vote of Security Holders	81

Item 5.	Other Information	82

Item 6.	Exhibits	82

	Signatures	84
Statement re Computation of Ratios of Brandywine Realty Trust
Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.
Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a 14 under the Securities Exchange Act of 1934
Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P.
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P.
Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P.
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P.
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2008	2007
ASSETS
Real estate investments:
Rental properties	$4,478,032	$4,813,563
Accumulated depreciation	(595,209)	(558,908)

Operating real estate investments, net	3,882,823	4,254,655
Development land and construction-in-progress	363,936	402,270

Total real estate invesmtents, net	4,246,759	4,656,925

Cash and cash equivalents	4,791	5,600
Accounts receivable, net	11,888	17,057
Accrued rent receivable, net	86,783	83,098
Asset held for sale, net	417,127	—
Investment in real estate ventures, at equity	71,078	71,598
Deferred costs, net	85,665	87,123
Intangible assets, net	167,115	218,149
Other assets	59,712	74,549

Total assets	$5,150,918	$5,214,099

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$493,505	$611,898
Unsecured term loan	183,000	150,000
Borrowing under credit facilities	163,000	130,727
Unsecured senior notes, net of discounts	2,177,118	2,208,344
Accounts payable and accrued expenses	67,946	80,164
Distributions payable	42,419	42,368
Tenant security deposits and deferred rents	58,469	65,241
Acquired below market leases, net	53,662	67,281
Other liabilities	27,040	30,154
Mortgage notes payable and other liabilities held for sale	113,897	—

Total liabilities	3,380,056	3,386,177
Minority interest	66,940	83,990
Commitments and contingencies (Note 14)
Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2008 and 2007	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2008 and 2007	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; 88,612,439 and 88,623,635 issued in 2008 and 2007, respectively and 87,697,983 and 87,015,600 outstanding in 2008 and 2007, respectively	877	870
Additional paid-in capital	2,320,305	2,320,857
Common shares in treasury, at cost, 914,456 and 1,599,637 in 2008 and 2007, respectively	(29,970)	(53,449)
Cumulative earnings	494,704	477,150
Accumulated other comprehensive loss	(1,151)	(1,885)
Cumulative distributions	(1,080,886)	(999,654)

Total beneficiaries’ equity	1,703,922	1,743,932

Total liabilities, minority interest and beneficiaries’ equity	$5,150,918	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Rents	$126,051	$125,660	$251,656	$251,315
Tenant reimbursements	20,859	19,419	39,966	38,744
Termination fees	892	498	4,124	1,764
Third Party management fees, labor reimbursement and leasing	5,170	5,369	10,849	9,704
Other	815	1,274	1,599	2,439

Total revenue	153,787	152,220	308,194	303,966

Operating Expenses:
Property operating expenses	41,282	41,280	82,904	82,299
Real estate taxes	15,581	15,214	31,328	29,956
Third party management expenses	2,381	2,496	4,627	4,991
Depreciation and amortization	52,472	53,542	104,324	111,340
General & administrative expenses	6,127	7,007	11,039	14,417

Total operating expenses	117,843	119,539	234,222	243,003

Operating income	35,944	32,681	73,972	60,963
Other Income (Expense):
Interest income	179	1,597	382	2,378
Interest expense	(35,709)	(39,423)	(71,807)	(78,396)
Deferred financing costs	(1,198)	(1,065)	(2,706)	(2,323)
Equity in income of real estate ventures	1,664	4,504	2,779	5,258
Net gain (loss) on dispostion of undepreciated real estate	—	—	(24)	—
Gain on early extinguishment of debt	986	—	4,342	—

Income (loss) before minority interest	1,866	(1,706)	6,938	(12,120)
Minority interest — partners’ share of consolidated real estate ventures	(38)	8	(78)	(108)
Minority interest attributable to continuing operations — LP units	16	158	(103)	681

Income (loss) from continuing operations	1,844	(1,540)	6,757	(11,547)

Discontinued operations:
Income from discontinued operations	1,253	3,708	3,535	8,235
Net gain (loss) on disposition of discontinued operations	13,420	(856)	21,401	25,153
Provision for impairment	(6,850)	—	(6,850)	—
Minority interest attributable to discontinued operations — LP units	(299)	(123)	(731)	(1,427)

Total discontinued operations	7,524	2,729	17,355	31,961

Net income	9,368	1,189	24,112	20,414
Income allocated to Preferred Shares	(1,998)	(1,998)	(3,996)	(3,996)

Income (loss) allocated to Common Shares	$7,370	$(809)	$20,116	$16,418

Basic earnings (loss) per Common Share:
Continuing operations	$(0.00)	$(0.04)	$0.03	$(0.18)
Discontinued operations	0.09	0.03	0.20	0.36

	$0.08	$(0.01)	$0.23	$0.19

Diluted earnings (loss) per Common Share:
Continuing operations	$(0.00)	$(0.04)	$0.03	$(0.18)
Discontinued operations	0.09	0.03	0.20	0.36

	$0.08	$(0.01)	$0.23	$0.19

Dividends declared per Common Share	$0.44	$0.44	$0.88	$0.88

Basic weighted average shares outstanding	87,280,576	87,080,785	87,092,271	87,680,773

Diluted weighted average shares outstanding	87,512,345	87,080,785	87,300,005	88,298,521
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net income	$9,368	$1,189	$24,112	$20,414
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	5,358	(1,872)	526	(422)
Settlement of forward starting swaps	—	1,148	—	1,148
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(20)	(394)	(40)	(385)
Unrealized gain (loss) on available-for-sale securities	—	13	248	(595)

Total other comprehensive income (loss)	5,338	(1,105)	734	(254)

Comprehensive income	$14,706	$84	$24,846	$20,160

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$24,112	$20,414
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	81,948	90,405
Amortization:
Deferred financing costs	2,706	2,323
Deferred leasing costs	8,152	7,731
Acquired above (below) market leases, net	(4,673)	(6,304)
Acquired lease intangibles	22,333	26,700
Deferred compensation costs	2,574	2,552
Straight-line rent	(11,233)	(14,775)
Provision for doubtful accounts	2,650	500
Provision for impairment	6,850	—
Real estate venture income in excess of distributions	(569)	(104)
Net gain on sale of interests in real estate	(21,377)	(25,153)
Gain on early extinguishment of debt	(4,342)	—
Minority interest (expense)/income	912	854
Changes in assets and liabilities:
Accounts receivable	3,324	3,916
Other assets	7,168	1,366
Accounts payable and accrued expenses	(7,430)	(6,151)
Tenant security deposits and deferred rents	(2,883)	5,665
Other liabilities	(6,395)	(10,148)

Net cash from operating activities	103,827	99,791

Cash flows from investing activities:
Acquisition of minority interest — partners’ share of consolidated real estate venture	—	(64,174)
Sales of properties, net	53,601	222,592
Capital expenditures	(89,034)	(133,264)
Investment in unconsolidated real estate ventures	(469)	(523)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	1,558	2,169
Leasing costs	(5,468)	(11,499)

Net cash (used in) from investing activities	(39,812)	15,301

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	258,000	620,875
Repayments of Credit Facility borrowings	(192,727)	(470,875)
Repayments of mortgage notes payable	(18,650)	(126,780)
Proceeds from unsecured notes	—	299,644
Repayments of unsecured notes	(26,924)	(299,866)
Proceeds from forward starting swap termination	—	1,148
Debt financing costs	(209)	(3,776)
Exercise of stock options	—	6,221
Repurchases of Common Shares	—	(53,524)
Distributions paid to shareholders	(80,935)	(81,554)
Distributions to minority interest holders	(3,379)	(3,462)

Net cash used in financing activities	(64,824)	(111,949)

Increase (decrease) in cash and cash equivalents	(809)	3,143
Cash and cash equivalents at beginning of period	5,600	25,379

Cash and cash equivalents at end of period	$4,791	$28,522

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$109,355	$92,541
Supplemental disclosure of non-cash activity:
Cash escrowed with qualified intermediary	—	109,102
Acquisition of property using cash escrowed with qualified intermediary	—	(72,511)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1. THE COMPANY
Brandywine Realty Trust, a Maryland real estate investment trust, or REIT, is a self-administered and self-managed real estate investment trust active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.” The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of June 30, 2008, the Company owned 211 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.3 million net rentable square feet. The Company also had six properties under development and six properties under redevelopment containing an aggregate 3.2 million net rentable square feet. The Company consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. In addition, as of June 30, 2008, the Company owned three office properties, one property under redevelopment and one property under development, located in Oakland, CA totaling approximately 1.7 million net rentable square feet, that were all designated as held for sale assets. Therefore, as of June 30, 2008, the Company owned and consolidated 254 properties containing an aggregate of 28.6 million net rentable square feet. As of June 30, 2008, the Company also owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland, Carlsbad and Rancho Bernardo, CA.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of June 30, 2008, owned a 96.2% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of June 30, 2008, the management company subsidiaries were managing properties containing an aggregate of approximately 38.8 million net rentable square feet, of which approximately 28.3 million net rentable square feet related to Properties owned by the Company and approximately 10.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2008, the results of its operations for the three- and six-month periods ended June 30, 2008 and 2007 and its cash flows for the six-month periods ended June 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.
The consolidated balance sheet as of December 31, 2007 is derived from the audited financial statements at that date; however during the quarter ended June 30, 2008 the Company identified certain instances dating back to 1998 in which the Company canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Company has changed the classification of the affected

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
restricted share grants from equity to liability awards in accordance with FASB Statement No. 123(R), Share-Based Payment, and its predecessors. When an award is classified as a liability, compensation expense is recognized for that award and is based on the current fair value of the award during the period in which it is reviewed. The cumulative impact of this error from the period January 1, 2002 through December 31, 2007 was primarily an overstatement of cumulative earnings and cumulative distributions as a result of recalculating the amount of compensation expense that would have been incurred if such shares had been treated as liability awards. The Company assessed the materiality of this item on the year ended December 31, 2002 (the first year that awards granted in 1998 vested with excess withholdings), the full year ended December 31, 2007, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. The Company also concluded the impact of correcting the error would have been misleading to the users of the financial statements for the quarter ended June 30, 2008, and therefore, has not recorded a single period cumulative adjustment. Accordingly, in accordance with SAB No. 108, the December 31, 2007 balance sheet herein has been revised as follows:

	As Reported	Adjustment	As Revised
Accounts payable and accrued expenses	80,732	(568)	80,164

Minority interest	84,119	(129)	83,990

Additional paid-in capital	2,319,410	1,447	2,320,857
Cumulative earnings	480,217	(3,067)	477,150
Cumulative distributions	(1,001,971)	2,317	(999,654)

Total beneficiaries equity	1,743,235	697	1,743,932
The changes above are the result of compensation expense that would have been recognized from 2002 through the year ended December 31, 2007 if awards with excess withholdings upon vesting had been categorized as liability awards. Under the Company’s restricted share program, dividends are paid on unvested shares. Such dividends should be expensed if the grant is treated as a liability award. The reduction in cumulative distributions and the majority of the reduction in cumulative earnings results from treating dividends on unvested shares as expense from 1998 through the year ended December 31, 2007.
General and administrative expenses on the statement of operations had a nominal increase for the three-months ended June 30, 2007 and a $0.2 million increase for the six-months ended June 30, 2007. The Company will make corresponding adjustments to other periods in 2007 as appropriate the next time those financial statements are filed.
For the years ended December 31, 2007, 2006, and 2005, general and administrative expenses would have increased/(decreased) by $(0.3) million, $0.7 million, and $0.6 million, respectively.
On July 28, 2008, the Company determined that shares redeemed in an amount to satisfy employee tax withholdings on restricted share awards would not exceed the minimum statutory rate. Consequently, there will no longer be liability classified restricted share awards.
Certain other prior period amounts have been reclassified to conform to the current period presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including below market fixed-rate renewal periods). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”), and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any below market fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments (above or below), in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments would be recorded to revenue.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $3.8 and $9.9 million for the three- and six-month periods ended June 30, 2008 and approximately $5.6 million and $12.6 million for the three- and six-month periods ended June 30, 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.9 million and $1.4 million for the three- and six-month periods ended June 30, 2008 and $0.5 million and $2.1 million for the three- and six-month periods ended June 30, 2007. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Termination fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of June 30, 2008, 3.0 million common shares remained available for future awards under the 1997 Plan. Through June 30, 2008 all options awarded under the 1997 Plan were non-qualified stock options that had a ten-year term. On April 8, 2008, the Compensation Committee awarded incentive stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.
The Company recognized stock-based compensation expense of $1.4 million and $2.6 million during the three- and six-month periods ended June 30, 2008 and $1.3 million and $2.8 million during the three- and six-month periods ended June 30, 2007, respectively, included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Company’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. For the three-month and six-month periods ended June 30, 2008 and 2007, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Income Taxes
Brandywine Realty Trust has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a REIT, Brandywine Realty Trust is required to, among other things, distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, Brandywine Realty Trust is not subject to federal and state income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its stockholders. Accordingly, no provision for federal and state income taxes is included in the accompanying consolidated financial statements with respect to the operations of Brandywine Realty Trust. Brandywine Realty Trust intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If Brandywine Realty Trust fails to qualify as a REIT in any taxable year, Brandywine Realty Trust will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent tax years. Brandywine Realty Trust is subject to certain local income taxes. Provision for such taxes has been included in general and administrative expenses in Brandywine Realty Trust’s Consolidated Statements of Operations and Comprehensive Income.
Brandywine Realty Trust has elected to treat several of its subsidiaries as REITs under Sections 856 through 860 of the Code. As a result, each subsidiary REIT generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income to its stockholders and satisfies certain other organizational and operational requirements. Each subsidiary REIT has met these requirements and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. In addition, this may adversely impact Brandywine Realty Trust’s ability to qualify as a REIT. Also, each subsidiary REIT may be subject to local income taxes.
Brandywine Realty Trust has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform additional non-customary services for tenants and generally may engage in any real estate or non-real estate related businesses that are not permitted REIT activities.
Accounting Pronouncements Adopted January 1, 2008
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, ” Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
recorded on the Consolidated Balance Sheets at fair value are categorized based on the inputs to the valuation techniques as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Company’s outstanding derivatives and available-for-sale-securities effective January 1, 2008.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$846	$846	$—	—

Liabilities:
Interest Rate Swaps	$3,548	—	$3,548	—
Forward Starting Interest Rate Swaps	(995)	—	(995)	—

	$2,553	$—	$2,553	$—
The partial adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Company’s financial assets and liabilities. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Company has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value

•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements since the Company did not elect to apply the fair value option to any of its eligible financial instruments or other items.
New Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The Company believes that FSP EITF 03-6-1 will require the Company to include the impact of its nonvested shares of common stock and restricted stock units in earnings per share using this more dilutive methodology. However, the Company currently believes that FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements and results of operations for the share-based payment programs currently in place. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. Management believes that FSP APB 14-1 will impact the accounting for the Company’s 3.875% Exchangeable Notes and will have a material impact on the Company’s consolidated financial statements and results of operations.
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of FSP 142-3 on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures based on the Company’s current disclosures.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.
3. REAL ESTATE INVESTMENTS
As of June 30, 2008 and December 31, 2007 the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	June 30, 2008	December 31, 2007
Land	$682,980	$727,979
Building and improvements	3,383,725	3,672,638
Tenant improvements	411,327	412,946

	4,478,032	4,813,563

Acquisitions and Dispositions
The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2008
On June 27, 2008, the Company entered into an agreement to sell five properties, totaling approximately 1.7 net rentable square feet in Oakland, California for an aggregate sales price of $412.5 million (including debt assumption). These five properties are designated as held for sale at June 30, 2008 (see Note 9).
On April 25, 2008, the Company sold 100 Brandywine Boulevard, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet, for a sales price of $28.0 million.
On February 29, 2008, the Company sold 1400 Howard Boulevard, an office property located in Mount Laurel, New Jersey containing 75,590 net rentable square feet, for a sales price of $22.0 million.
On February 14, 2008, the Company sold a parcel of land located in Henrico, Virginia containing 3.24 acres, for a sales price of $0.4 million.
On January 14, 2008, the Company sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing 114,049 net rentable square feet, for a sales price of $5.8 million.
2007
DRA Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a new venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment arrangement advised by DRA Advisors LLC. The Venture owns interests in 29 office properties which are located in Pennsylvania and contain an aggregate of 1,616,227 net rentable square feet. The Company transferred or contributed 100% of its ownership interests in 26 properties and transferred to the Venture an 89% interest in three of the properties (with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years). In connection with the formation, the Company effectively transferred an 80% interest in the Venture to G&I IV for cash and the Venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Company. The Company used the net proceeds of these transactions of approximately $230.9 million to reduce outstanding indebtedness under the Company’s unsecured revolving credit facility.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
The Company was engaged by the Venture to perform property management and leasing services. The venture agreements provide for certain control rights and participation as a venture partner and based on an evaluation of control rights, the Company does not consolidate the Venture.
The Company’s continuing involvement with the properties through its venture interest and management fees and leasing commissions represents a significant continuing involvement in the properties. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Company has determined that the operations of the properties should not be included in discontinued operations for the six-months ended June 30, 2007.
Other 2007 Acquisitions and Dispositions
On November 30, 2007, the Company sold 111/113 Pencader Drive, an office property located in Newark, Delaware containing 52,665 net rentable square feet, for a sales price of $5.1 million.
On November 15, 2007, the Company sold 2490 Boulevard of the Generals, an office property located in West Norriton, Pennsylvania containing 20,600 net rentable square feet, for a sales price of $1.5 million.
On September 7, 2007, the Company sold seven land parcels located in the Iron Run Business Park in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.
On July 19, 2007, the Company acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Company intends to redevelop the building into office space for lease by the Internal Revenue Service (“IRS”). As part of this acquisition, the Company also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Company is currently demolishing the existing structure located on the postal annex and intends to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Company is currently in the planning stage with respect to these parcels and is seeking zoning and other relevant authorizations related thereto.
On July 19, 2007, the Company acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. The Company funded $36.6 million of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 (discussed below).
On May 10, 2007, the Company acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate purchase price of $72.0 million. A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
On April 30, 2007, the Company sold Cityplace Center, an office property located in Dallas, Texas containing 1,295,832 net rentable square feet, for a sales price of $115.0 million.
On March 30, 2007, the Company sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. The Company structured this transaction to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange as noted in the above transactions.
On March 30, 2007, the Company sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2008, the Company had an aggregate investment of approximately $71.1 million in its 14 unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA, one Real Estate Venture is developing an office property located in Charlottesville, VA and one Real Estate Venture is in the planning stages of an office development in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Company does not allocate operating losses of the Real Estate Ventures in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2008 and December 31, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

	June 30,	December 31,
	2008	2007
Operating property, net of accumulated depreciation	$599,457	$587,537
Other assets	111,847	113,268
Liabilities	41,618	41,459
Debt	544,376	538,766
Equity	125,355	120,581
Company’s share of equity (Company’s basis)	71,078	71,598
The following is a summary of results of operations of the Real Estate Ventures for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenue	$25,863	$18,986	$52,896	$37,300
Operating expenses	8,875	6,643	17,797	12,940
Interest expense, net	7,956	5,410	15,753	10,648
Depreciation and amortization	9,472	3,776	18,624	8,004
Net (loss) income	(440)	3,156	722	5,707
Company’s share of income (Company basis)	1,664	4,504	2,779	5,258
As of June 30, 2008, the Company had guaranteed repayment of approximately $1.1 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For the Real Estate Ventures with construction projects, the Company expects that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of June 30, 2008 and December 31, 2007, the Company’s deferred costs were comprised of the following (in thousands):

	June 30, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$103,808	$(34,950)	$68,858
Financing Costs	27,108	(10,301)	16,807

Total	$130,916	$(45,251)	$85,665

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
6. INTANGIBLE ASSETS
As of June 30, 2008 and December 31, 2007, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$150,183	$(63,624)	$86,559
Tenant relationship value	104,025	(34,813)	69,212
Above market leases acquired	25,352	(14,008)	11,344

Total	$279,560	$(112,445)	$167,115

Below market leases acquired	$85,791	$(32,129)	$53,662

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

As of June 30, 2008, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2008	$20,687	$6,017
2009	37,117	10,179
2010	30,494	8,420
2011	23,492	7,086
2012	17,866	6,336
Thereafter	37,459	15,624

Total	$167,115	$53,662

7.	DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at June 30, 2008 and December 31, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

			Effective
	June 30,	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT:
400 Commerce Drive	$—	$11,575	7.12%		Jun-08
Two Logan Square	69,479	70,124	5.78	%(a)	Jul-09
200 Commerce Drive	5,725	5,765	7.12	%(a)	Jan-10
1333 Broadway	—	23,997	5.54	%(a)	May-10
1 Kaiser Plaza (The Ordway)	—	45,509	5.29	%(a)	Aug-10
1901 Harrison Stree (World Savings Center)	—	27,142	5.29	%(a)	Nov-10
Plymouth Meeting Exec.	43,134	43,470	7.00	%(a)	Dec-10
Four Tower Bridge	10,442	10,518	6.62%		Feb-11
Arboretum I, II, III & V	21,946	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	60,567	61,276	8.05%		Oct-11
Research Office Center	41,165	41,527	5.30	%(a)	Oct-11
Concord Airport Plaza	37,102	37,570	5.55	%(a)	Jan-12
Six Tower Bridge	14,283	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	61,507	62,125	7.25%		May-13
Coppell Associates	3,395	3,512	6.89%		Dec-13
Southpoint III	4,150	4,426	7.75%		Apr-14
Tysons Corner	100,000	100,000	5.36	%(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	489,495	601,833
Plus: unamortized fixed-rate debt premiums, net	4,010	10,065

Total mortgage indebtedness	$493,505	$611,898

UNSECURED DEBT:
Sweep Agreement Line	—	10,727	Libor +1.600%		Apr-09
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	183,000	150,000	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	163,000	120,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	313,500	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,526,110	2,492,337
Plus: unamortized fixed-rate debt discounts, net	(2,992)	(3,266)

Total unsecured indebtedness	$2,523,118	$2,489,071

Total Debt Obligations	$3,016,623	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The aggregate mortgage note payable balance of $95.8 million with net unamortized fixed-rate debt premiums of $3.9 million for 1333 Broadway, 1 Kaiser Plaza and 1901 Harrison Street, as of June 30, 2008, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.
During the six-month periods ended June 30, 2008 and 2007, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.41% and 6.9%, respectively.
During the six-month period ended June 30, 2008, the Company repurchased $31.5 million of the 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $4.3 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.4 million.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
During the second quarter of 2008, the Company exercised the accordion feature on its $150.0 million unsecured term loan and funded an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under the Company’s unsecured revolving credit facilities.
On April 30, 2007, the Operating Partnership sold $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113.0 million principal amount unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
On October 15, 2007, the Company entered into a term loan agreement (the “Term Loan Agreement”) that provides for an unsecured term loan (the “Term Loan”) in the amount of $150.0 million. The Company used the proceeds to pay down a portion of the outstanding amount on its $600.0 million unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Company’s option for two, one-year periods but not beyond the maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Company may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Company’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Company’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Company amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Company from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Company at a reduced Eurodollar rate. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2008, the Company had $163.0 million of borrowings and $12.6 million of letters of credit outstanding under the Credit Facility, leaving $424.4 million of unused availability. For the six-month periods ended June 30, 2008 and 2007, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 4.62% and 6.35%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of June 30, 2008, the Company had $0 million of borrowing outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.
As of June 30, 2008, the Company’s aggregate scheduled principal payments of debt obligations, net of amortization of discounts and premiums, are as follows (in thousands):

2008	$117,990
2009	353,232
2010	539,858
2011	608,761
2012	351,053
Thereafter	1,044,711

Total principal payments	3,015,605
Net unamortized premiums/discounts	1,018

Outstanding indebtedness	$3,016,623

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Company.
Use of Derivative Financial Instruments
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks through derivative financial instruments.
The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively. The related ineffectiveness would be charged to the Statement of Operations.
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2008. The notional amounts at June 30, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair values of the hedges at June 30, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge		Notional			Trade	Maturity
Product	Type	Designation	Amount		Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow (b)	$71,400	(a)	4.709%	9/20/07	10/18/10	$(2,745)
Swap	Interest Rate	Cash Flow (b)	25,000		4.415%	10/19/07	10/18/10	(543)
Swap	Interest Rate	Cash Flow (b)	25,000		3.747%	11/26/07	10/18/10	(171)
Swap	Interest Rate	Cash Flow (b)	25,000		3.338%	1/4/08	12/18/09	(89)
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.770%	1/4/08	12/18/19	131
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.423%	3/19/08	12/18/19	864

			$196,400					$(2,553)

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three- and six-month periods ended June 30, 2008 or 2007.
9. DISCONTINUED OPERATIONS
For the three- and six-month periods ended June 30, 2008, income from discontinued operations relates to three properties that the Company sold during 2008 and five properties designated as held for sale at June 30, 2008. The Company determined that five Northern California properties (“disposal group”) met the criteria for assets to be disposed of by sale pursuant to FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. On June 27, 2008, the Company entered into a binding purchase and sale agreement for the sale of these operations to a single purchaser. Accordingly, at June 30, 2008, the disposal group is required to be measured at the lower of its

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
estimated fair value less costs to sell or its recorded amount. In connection with the reclassification of the related assets and liabilities from assets held in use to held for sale, the Company recorded a $6.85 million provision for impairment which has reduced the amounts recorded in the line item “Assets held for sale, net” on the consolidated balance sheet. The significant terms of the purchase agreement require the buyer to pay cash, assume mortgage obligations and for the Company to provide seller financing. The Company expects the sale to close in the third quarter of 2008. At that time, the provision for impairment will be adjusted in the third quarter based on the actual results of the transaction.
The following table summarizes the revenue and expense information for properties classified as discontinued operations in the three- and six-month periods ended June 30, 2008 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2008	ended June 30, 2008
Revenue:
Rents	$11,235	$23,496
Tenant reimbursements	425	934
Termination fees	—	25
Other	50	148

Total revenue	11,710	24,603

Expenses:
Property operating expenses	4,190	8,149
Real estate taxes	911	2,129
Depreciation and amortization	4,019	8,107

Total operating expenses	9,120	18,385

Operating income	2,590	6,218

Interest income	5	11
Interest expense	(1,342)	(2,694)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	1,253	3,535

Net gain on sale of interests in real estate	13,420	21,401
Provision for impairment	(6,850)	(6,850)
Minority interest attributable to discontinued operations — LP units	(299)	(731)

Income from discontinued operations	$7,524	$17,355

For the three- and six-month periods ended June 30, 2007, income from discontinued operations relates to the properties sold during 2008 and 2007 and the five properties designated as held for sale at June 30, 2008. The following table summarizes the revenue and expense information for the properties classified as discontinued operations in the three- and six-month periods ended June 30, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

	Three-month period	Six-month period
	ended June 30, 2007	ended June 30, 2007
Revenue:
Rents	$14,397	$37,619
Tenant reimbursements	2,159	4,341
Termination fees	—	63
Other	190	262

Total revenue	16,746	42,285

Expenses:
Property operating expenses	5,517	13,714
Real estate taxes	1,462	4,055
Depreciation and amortization	4,685	13,528

Total operating expenses	11,664	31,297

Operating income	5,082	10,988

Interest income	6	12
Interest expense	(1,380)	(2,765)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	3,708	8,235

Net (loss) gain on sale of interests in real estate	(856)	25,153
Minority interest attributable to discontinued operations — LP units	(123)	(1,427)

Income from discontinued operations	$2,729	$31,961

The following table summarizes the balance sheet information for the five properties identified as held for sale at June 30, 2008 (in thousands):

Real Estate Investments:
Operating property, development land and construction-in-progress	$412,044
Accumulated depreciation	(23,169)

388,875

Other assets	35,102
Provision for impairment	(6,850)

Total Assets Held for Sale	$417,127

Mortgage notes payable and other liabilities held for sale	$113,897

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES
Operating Partnership
As of June 30, 2008 and December 31, 2007, the aggregate book value of the minority interest associated with these units in the accompanying consolidated balance sheet was $66.9 million and $84.0 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $51.6 million and $68.8 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.
Minority Interest – Partners’ Share of Consolidated Real Estate Ventures
As of June 30, 2008 and December 31, 2007, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these consolidated real estate ventures are variable interest entities under FIN 46R of which the Company is the primary

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
beneficiary. The third is a real estate venture for which the Company serves as the general partner and the limited partner does not have substantive participating rights.
During the period ended June 30, 2007, the Company acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006. Minority interest in Real Estate Ventures represents the portion of these consolidated real estate ventures not owned by the Company.
For the remaining consolidated joint ventures, the minority interest is reflected at zero carrying amounts as a result of accumulated losses and distributions in excess of basis.
The minority interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of June 30, 2008 and December 31, 2007, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Company believes that the aggregate settlement value of these interests was approximately $6.3 million. This amount is based on the estimated liquidation fair values of the assets and liabilities and the resulting proceeds that the Company would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
11. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$1,844	$1,844	$(1,540)	$(1,540)
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Income from continuing operations available to common shareholders	(154)	(154)	(3,538)	(3,538)
Income from discontinued operations	7,524	7,524	2,729	2,729

Income alloctaed to common shareholders	$7,370	$7,370	$(809)	$(809)

Weighted-average shares outstanding	87,280,576	87,280,576	87,080,785	87,080,785
Contingent securities/Stock based compensation	—	231,769	—	—

Total weighted-average shares outstanding	87,280,576	87,512,345	87,080,785	87,080,785

Earnings per Common Share:
Continuing operations	$—	$—	$(0.04)	$(0.04)
Discontinued operations	0.09	0.09	0.03	0.03

Total	$0.08	$0.08	$(0.01)	$(0.01)

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

	Six-month periods ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$6,757	$6,757	$(11,547)	$(11,547)
Income allocated to Preferred Shares	(3,996)	(3,996)	(3,996)	(3,996)

Income from continuing operations available to common shareholders	2,761	2,761	(15,543)	(15,543)
Income from discontinued operations	17,355	17,355	31,961	31,961

Income alloctaed to common shareholders	$20,116	$20,116	$16,418	$16,418

Weighted-average shares outstanding	87,092,271	87,092,271	87,680,773	87,680,773
Contingent securities/Stock based compensation	—	207,734	—	617,748

Total weighted-average shares outstanding	87,092,271	87,300,005	87,680,773	88,298,521

Earnings per Common Share:
Continuing operations	$0.03	$0.03	$(0.18)	$(0.18)
Discontinued operations	0.20	0.20	0.36	0.36

Total	$0.23	$0.23	$0.19	$0.19

Securities (including Class A Units of the Operating Partnership) totaling 3,276,662 and 3,939,284 as of June 30, 2008 and 2007, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Common and Preferred Shares
On June 18, 2008, the Company declared a distribution of $0.44 per Common Share, totaling $38.8 million, which was paid on July 18, 2008 to shareholders of record as of July 3, 2008. On June 18, 2008, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2008 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
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
Common Share Repurchases
The Company repurchased 1.6 million shares during the six-month period ended June 30, 2007 for an aggregate consideration of $53.5 million under its share repurchase program. As of June 30, 2008, 0.9 million shares remain in

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
treasury giving the Company the ability to reissue such shares. Additionally, 0.2 million of these shares were repurchased as part of the Company’s deferred compensation program. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. As of June 30, 2008, the Company may purchase an additional 0.5 million shares under the plan. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
12. SHARE BASED COMPENSATION
Stock Options
At June 30, 2008, the Company had 2,037,897 options outstanding under its shareholder approved equity incentive plan. There were 1,824,594 options unvested as of June 30, 2008 and $1.3 million of unrecognized compensation expense associated with these options. Option activity as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	(8,775)
Granted	1,824,594	20.61	9.77	(8,849)
Exercised	—	—	—	—
Forfeited or expired	(856,796)	—	—	—

Outstanding at June 30, 2008	2,037,897	$20.75	8.97	(10,165)

Vested at June 30, 2008	213,303	$21.93	2.15	(1,316)

Exercisable at June 30, 2008	213,303	$21.93	2.15	(1,316)
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Share Awards
As of June 30, 2008, 516,830 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 516,830 restricted shares outstanding at June 30, 2008 was approximately $9.7 million. That expense is expected to be recognized over a weighted average remaining vesting period of 3.6 years. For the six-month periods ended June 30, 2008 and 2007, the Company recognized $1.7 million and $1.9 million of compensation expense included in general and administrative expense in the respective period related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the six-months ended June 30, 2008:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	224,691	17.47
Vested	(109,701)	29.63
Forfeited	(7,442)	23.05

Non-vested at June 30, 2008	516,830	$25.87

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if the Company’s total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the five year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three- and six- month period ended June 30, 2008, the Company recognized $0.4 million and $0.7 million of compensation expense related to the outperformance program.
For the three- and six- month period ended June 30, 2007, the Company recognized $0.4 million and $0.8 million of compensation expense related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the six-month period ended June 30, 2008, employees made purchases of $0.3 million under the ESPP and the Company recognized $0.1 million compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.
13. SEGMENT INFORMATION
As of June 30, 2008, the Company manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Segment information is as follows (in thousands):

		New Jersey	Richmond,	California -	California -	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
As of June 30, 2008:
Real estate investments, at cost:
Operating properties	$1,699,105	$639,451	$350,451	$131,084	$106,391	$1,314,760	$236,790	$—	$4,478,032
Development land and construction-in-progress	—	—	—	—	—	—	—	363,936	363,936

As of December 31, 2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	402,270	402,270

For the three-months ended June 30, 2008:
Total revenue	$61,459	$28,971	$11,407	$4,352	$2,957	$35,145	$9,913	$(417)	$153,787
Property operating expenses and real estate taxes	21,550	12,387	4,008	1,811	1,146	12,155	4,336	1,851	59,244

Net operating income	$39,909	$16,584	$7,399	$2,541	$1,811	$22,990	$5,577	$(2,268)	$94,543

For the three-months ended June 30, 2007:
Total revenue	$65,865	$28,657	$8,216	$3,972	$3,450	$33,795	$10,183	$(1,918)	$152,220
Property operating expenses and real estate taxes	26,291	12,707	3,130	1,254	1,233	11,201	4,050	(876)	58,990

Net operating income	$39,574	$15,950	$5,086	$2,718	$2,217	$22,594	$6,133	$(1,042)	$93,230

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

		New Jersey	Richmond,	California -	California -	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
For the six-months ended June 30, 2008:
Total revenue	$126,025	$56,967	$22,469	$8,708	$5,924	$70,108	$18,981	$(988)	$308,194
Property operating expenses and real estate taxes	43,792	24,519	7,721	3,426	2,337	24,573	8,411	4,080	118,859

Net operating income	$82,233	$32,448	$14,748	$5,282	$3,587	$45,535	$10,570	$(5,068)	$189,335

For the six-months ended June 30, 2007:
Total revenue	$131,466	$56,969	$17,196	$7,060	$6,664	$67,340	$19,109	$(1,838)	$303,966
Property operating expenses and real estate taxes	51,452	25,024	6,144	2,127	2,565	22,710	7,562	(338)	117,246

Net operating income	$80,014	$31,945	$11,052	$4,933	$4,099	$44,630	$11,547	$(1,500)	$186,720

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Net operating income is defined as total revenue less property operating expenses and real estate taxes. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income (loss) from continuing operations:

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Consolidated net operating income	$94,543	$93,230	$189,335	$186,720

Interest income	179	1,597	382	2,378
Interest expense	(35,709)	(39,423)	(71,807)	(78,396)
Deferred financing costs	(1,198)	(1,065)	(2,706)	(2,323)
Depreciation and amortization	(52,472)	(53,542)	(104,324)	(111,340)
General & administrative expenses	(6,127)	(7,007)	(11,039)	(14,417)
Minority interest — partners’ share of consolidated real estate ventures	(38)	8	(78)	(108)
Minority interest attributable to continuing operations — LP units	16	158	(103)	681
Equity in income of real estate ventures	1,664	4,504	2,779	5,258
Net (loss) gain on disposition of undepreciated real estate	—	—	(24)	—
Gain on early extinguishment of debt	986	—	4,342	—

Income (loss) from continuing operations	1,844	(1,540)	6,757	(11,547)
Income from discontinued operations	7,524	2,729	17,355	31,961

Net income	$9,368	$1,189	$24,112	$20,414

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
There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Company has referred this lawsuit to its environmental insurance carrier and, as of the date of this Form 10-Q, the insurance carrier continues to tender a defense to this claim.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at June 30, 2008 are as follows (in thousands):

2008	$868
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	291,831
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land leases for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also agreed not to sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company would be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
The Company invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties. The Company believes that such expenditures enhance our competitiveness. The Company also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30,	December 31,
	2008	2007
ASSETS
Real estate investments:
Rental properties	$4,478,032	$4,813,563
Accumulated depreciation	(595,209)	(558,908)

Operating real estate investments, net	3,882,823	4,254,655
Development land and construction-in-progress	363,936	402,270

Total real estate investments, net	4,246,759	4,656,925

Cash and cash equivalents	4,791	5,600
Accounts receivable, net	11,888	17,057
Accrued rent receivable, net	86,783	83,098
Asset held for sale, net	417,127	—
Investment in real estate ventures, at equity	71,078	71,598
Deferred costs, net	85,665	87,123
Intangible assets, net	167,115	218,149
Other assets	59,712	74,549

Total assets	$5,150,918	$5,214,099

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$493,505	$611,898
Unsecured term loan	183,000	150,000
Borrowing under credit facilities	163,000	130,727
Unsecured senior notes, net of discounts	2,177,118	2,208,344
Accounts payable and accrued expenses	67,946	80,164
Distributions payable	42,419	42,368
Tenant security deposits and deferred rents	58,469	65,241
Acquired below market leases, net	53,662	67,281
Other liabilities	27,040	30,154
Mortgage notes payable and other liabilities held for sale	113,897	—

Total liabilities	3,380,056	3,386,177

Commitments and contingencies (Note 14)
Redeemable limited partnership units at redemption value; 3,276,662 and 3,838,229 issued and outstanding in 2008 and 2007, respectively	51,640	68,819
Partners’ equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2008 and 2007	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2008 and 2007	55,538	55,538
General Partnership Capital, 88,612,439 and 88,623,635 units issued in 2008 and 2007, respectively and 87,697,983 and 87,015,600 units outstanding in 2008 and 2007, respectively	1,616,923	1,657,538
Accumulated other comprehensive loss	(1,151)	(1,885)

Total partners’ equity	1,719,222	1,759,103

Total liabilities, minority interest, and partners’ equity	$5,150,918	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenue:
Rents	$126,051	$125,660	$251,656	$251,315
Tenant reimbursements	20,859	19,419	39,966	38,744
Termination fees	892	498	4,124	1,764
Third Party management fees, labor reimbursement and leasing	5,170	5,369	10,849	9,704
Other	815	1,274	1,599	2,439

Total revenue	153,787	152,220	308,194	303,966

Operating Expenses:
Property operating expenses	41,282	41,280	82,904	82,299
Real estate taxes	15,581	15,214	31,328	29,956
Third party management expenses	2,381	2,496	4,627	4,991
Depreciation and amortization	52,472	53,542	104,324	111,340
General & administrative expenses	6,127	7,007	11,039	14,417

Total operating expenses	117,843	119,539	234,222	243,003

Operating income	35,944	32,681	73,972	60,963
Other Income (Expense):
Interest income	179	1,597	382	2,378
Interest expense	(35,709)	(39,423)	(71,807)	(78,396)
Deferred financing costs	(1,198)	(1,065)	(2,706)	(2,323)
Equity in income of real estate ventures	1,664	4,504	2,779	5,258
Net gain (loss) on dispostion of undepreciated real estate	—	—	(24)	—
Gain on early extinguishment of debt	986	—	4,342	—

Income (loss) before minority interest	1,866	(1,706)	6,938	(12,120)
Minority interest — partners’ share of consolidated real estate ventures	(38)	8	(78)	(108)

Income (loss) from continuing operations	1,828	(1,698)	6,860	(12,228)

Discontinued operations:
Income from discontinued operations	1,253	3,708	3,535	8,235
Net gain (loss) on disposition of discontinued operations	13,420	(856)	21,401	25,153
Provision for impairment	(6,850)	—	(6,850)	—

Total discontinued operations	7,823	2,852	18,086	33,388

Net income (loss)	9,651	1,154	24,946	21,160
Income allocated to Preferred Units	(1,998)	(1,998)	(3,996)	(3,996)

Income (loss) allocated to Common Partnership Units	$7,653	$(844)	$20,950	$17,164

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.00)	$(0.04)	$0.03	$(0.18)
Discontinued operations	0.09	0.03	0.20	0.36

	$0.08	$(0.01)	$0.23	$0.19

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.00)	$(0.04)	$0.03	$(0.18)
Discontinued operations	0.09	0.03	0.20	0.36

	$0.08	$(0.01)	$0.23	$0.19

Basic weighted average Common Partnership Unit	90,747,434	91,020,069	90,736,342	91,620,218

Diluted weighted average Common Partnership Unit	90,979,203	91,020,069	90,944,076	92,237,966
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net income	$9,651	$1,154	$24,946	$21,160
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	5,358	(1,872)	526	(422)
Settlement of forward starting swaps	—	1,148	—	1,148
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(20)	(394)	(40)	(385)
Unrealized gain (loss) on available-for-sale securities	—	13	248	(595)

Total other comprehensive income (loss)	5,338	(1,105)	734	(254)

Comprehensive income	$14,989	$49	$25,680	$20,906

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$24,946	$21,160
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	81,948	90,405
Amortization:
Deferred financing costs	2,706	2,323
Deferred leasing costs	8,152	7,731
Acquired above (below) market leases, net	(4,673)	(6,304)
Acquired lease intangibles	22,333	26,700
Deferred compensation costs	2,574	2,552
Straight-line rent	(11,233)	(14,775)
Provision for doubtful accounts	2,650	500
Provision for impairment	6,850	—
Real estate venture income in excess of distributions	(569)	(104)
Net gain on sale of interests in real estate	(21,377)	(25,153)
Gain on early extinguishment of debt	(4,342)	—
Minority interest (expense)/income	78	108
Changes in assets and liabilities:
Accounts receivable	3,324	3,916
Other assets	7,168	1,366
Accounts payable and accrued expenses	(7,430)	(6,151)
Tenant security deposits and deferred rents	(2,883)	5,665
Other liabilities	(6,395)	(10,148)

Net cash from operating activities	103,827	99,791
Cash flows from investing activities:
Acquisition of minority interest — partners’ share of consolidated real estate venture	—	(64,174)
Sales of properties, net	53,601	222,592
Capital expenditures	(89,034)	(133,264)
Investment in unconsolidated real estate ventures	(469)	(523)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	1,558	2,169
Leasing costs	(5,468)	(11,499)

Net cash (used in) from investing activities	(39,812)	15,301
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	258,000	620,875
Repayments of Credit Facility borrowings	(192,727)	(470,875)
Repayments of mortgage notes payable	(18,650)	(126,780)
Proceeds from unsecured notes	—	299,644
Repayments of unsecured notes	(26,924)	(299,866)
Proceeds from forward starting swap termination	—	1,148
Debt financing costs	(209)	(3,776)
Exercise of stock options	—	6,221
Repurchases of Common Partnership Units	—	(53,524)
Distributions paid to preferred and common partnership unitholders	(84,314)	(85,016)

Net cash used in financing activities	(64,824)	(111,949)

Increase (decrease) in cash and cash equivalents	(809)	3,143
Cash and cash equivalents at beginning of period	5,600	25,379

Cash and cash equivalents at end of period	$4,791	$28,522

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$109,355	$92,541
Supplemental disclosure of non-cash activity:
Cash escrowed with qualified intermediary	—	109,102
Acquisition of property using cash escrowed with qualified intermediary	—	(72,511)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
As of June 30, 2008, the Partnership owned 211 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.3 million net rentable square feet. The Partnership also had six properties under development and six properties under redevelopment containing an aggregate 3.2 million net rentable square feet. The Partnership consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. In addition, as of June 30, 2008, the Partnership owned three office properties, one property under redevelopment and one property under development, located in Oakland, CA totaling approximately 1.7 million net rentable square feet, that were all designated as held for sale assets. Therefore, as of June 30, 2008, the Partnership owned and consolidated 254 properties containing an aggregate of 28.6 million net rentable square feet. As of June 30, 2008, the Partnership also owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland, Carlsbad and Rancho Bernardo, CA.
The Company is the sole general partner of the Operating Partnership and, as of June 30, 2008, owned a 96.2% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of June 30, 2008, the management company subsidiaries were managing properties containing an aggregate of approximately 38.8 million net rentable square feet, of which approximately 28.3 million net rentable square feet related to Properties owned by the Partnership and approximately 10.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of June 30, 2008, the results of its operations for the three- and six-month periods ended June 30, 2008 and 2007 and its cash flows for the six-month periods ended June 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.
The consolidated balance sheet as of December 31, 2007 is derived from the audited financial statements at that date; however during the quarter ended June 30, 2008 the Partnership identified certain instances dating back to 1998 in which the Partnership canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Partnership has changed the classification of the affected restricted share grants from equity to liability awards in accordance with FASB Statement No. 123(R), Shared-Based Payment, and its predecessors. When an award is classified as a liability, compensation expense is recognized for that award and is based on the current fair value of the award during the period in which it is reviewed. The cumulative impact of this error from the period January 1, 2002 through December 31, 2007 was primarily an overstatement of cumulative earnings and cumulative distributions as a result of recalculating the amount of compensation expense that would have been incurred if such shares had been

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
treated as liability awards. The Partnership assessed the materiality of this item on the year ended December 31, 2002 (the first year that awards granted in 1998 vested with excess withholdings), the full year ended December 31, 2007, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. The Partnership also concluded the impact of correcting the error would have been misleading to the users of the financial statements for the quarter ended June 30, 2008, and therefore, has not recorded a single period cumulative adjustment. Accordingly, in accordance with SAB No. 108, the December 31, 2007 balance sheet herein has been revised as follows:

	As Reported	Adjustment	As Revised
Accounts payable and accrued expenses	80,732	(568)	80,164

General Partnership Capital	1,656,970	568	1,657,538
The changes above are the result of compensation expense that would have been recognized from 2002 through the year ended December 31, 2007 if awards with excess withholdings upon vesting had been categorized as liability awards. Under the Partnership’s restricted share program, dividends are paid on unvested shares. Such dividends should be expensed if the grant is treated as a liability award. The reduction in cumulative distributions and the majority of the reduction in cumulative earnings results from treating dividends on unvested shares as expense from 1998 through the year ended December 31, 2007.
General and administrative expenses on the statement of operations had a nominal increase for the three-months ended June 30, 2007 and a $0.2 million increase for the six-months ended June 30, 2007. The Partnership will make corresponding adjustments to other periods in 2007 as appropriate the next time those financial statements are filed.
For the years ended December 31, 2007, 2006, and 2005, general and administrative expenses would have increased/(decreased) by $(0.3) million, $0.7 million, and $0.6 million, respectively.
On July 28, 2008, the Company determined that shares redeemed in an amount to satisfy employee tax withholdings on restricted share awards would not exceed the minimum statutory rate. Consequently, there will no longer be liability classified restricted share awards.
Certain other prior period amounts have been reclassified to conform to the current period presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners neither have the ability to dissolve the entity or remove the Partnership without cause nor any substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e., at cost, increased or decreased by the Partnership’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including below market fixed rate renewal periods). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”), and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
Characteristics considered by the Partnership in allocating value to its tenant relationships include the nature and extent of the Partnership’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any below market fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments (above or below), in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments would be recorded to revenue.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $3.8 and $9.9 million for the three- and six-month periods ended June 30, 2008 and approximately $5.6 million and $12.6 million for the three- and six-month periods ended June 30, 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.9 million and $1.4 million for the three- and six-month periods ended June 30, 2008 and $0.5 million and $2.1 million for the three- and six-month periods ended June 30, 2007. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Termination fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
Stock-Based Compensation Plans
The Partnership maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Partnership’s Board of Trustees. Under the 1997 Plan the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of June 30, 2008, 3.0 million common shares remained available for future awards under the 1997 Plan. Through June 30, 2008 all options awarded under the 1997 Plan were non-qualified stock options that had a ten-year term. On April 8, 2008, the Compensation Committee awarded incentive stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.
The Partnership recognized stock-based compensation expense of $1.4 million and $2.6 million during the three- and six-month periods ended June 30, 2008 and $1.3 million and $2.8 million during the three- and six-month periods ended June 30, 2007, respectively, included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
related to the Partnership’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. For the three-month and six-month periods ended June 30, 2008 and 2007, the Partnership was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
Income Taxes
In general, the Partnership is not subject to federal and state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners of the Partnership are required to include their respective share of the Partnership’s profits or losses in their respective tax returns. The Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Partnership profits or losses, then the tax liability of the partners would be changed accordingly.
The Partnership has elected to treat several of its subsidiaries as real estate investment trusts (each a “REIT”) under Sections 856 through 860 of the Code. As a result, each subsidiary REIT generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income to its stockholders and satisfies certain other organizational and operational requirements. Each subsidiary REIT has met these requirements and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT may be subject to certain local income taxes.
The Partnership has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax.
Accounting Pronouncements Adopted January 1, 2008
Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets at fair value are categorized based on the inputs to the valuation techniques as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Partnership’s outstanding derivatives and available-for-sale-securities effective January 1, 2008.
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$846	$846	$—	—

Liabilities:
Interest Rate Swaps	$3,548	—	$3,548	—
Forward Starting Interest Rate Swaps	(995)	—	(995)	—

	$2,553	$—	$2,553	$—
The partial adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Partnership’s financial assets and liabilities. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Partnership believes that the impact of these items will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Partnership has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have any impact on the Partnership’s consolidated financial statements since the Partnership did not elect to apply the fair value option to any of its eligible financial instruments or other items.
New Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The Partnership believes that FSP EITF 03-6-1 will require the Partnership to include the impact of its nonvested shares of common stock and restricted stock units in earnings per share using this more dilutive methodology. However, the Partnership currently believes that FSP EITF 03-6-1 will not have a material impact on the Partnership’s consolidated financial statements and results of operations for the share-based payment programs currently in place. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. Management believes that FSP APB 14-1 will impact the accounting for the Partnership’s 3.875% Exchangeable Notes and will have a material impact on the Partnership’s consolidated financial statements and results of operations.
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of FSP 142-3 on the Partnership’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Partnership’s consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
period beginning on or after November 15, 2008. The Partnership believes that the adoption of SFAS 161 will not have a material impact on the Partnership’s financial statement disclosures based on the Partnership’s current disclosures.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.
3. REAL ESTATE INVESTMENTS
As of June 30, 2008 and December 31, 2007 the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

	June 30, 2008	December 31, 2007
Land	$682,980	$727,979
Building and improvements	3,383,725	3,672,638
Tenant improvements	411,327	412,946

	4,478,032	4,813,563

Acquisitions and Dispositions
The Partnership’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2008
On June 27, 2008, the Partnership entered into an agreement to sell five properties, totaling approximately 1.7 net rentable square feet in Oakland, California for an aggregate sales price of $412.5 million (including debt assumption). These five properties are designated as held for sale at June 30, 2008 (see Note 9).
On April 25, 2008, the Partnership sold 100 Brandywine Boulevard, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet, for a sales price of $28.0 million.
On February 29, 2008, the Partnership sold 1400 Howard Boulevard, an office property located in Mount Laurel, New Jersey containing 75,590 net rentable square feet, for a sales price of $22.0 million.
On February 14, 2008, the Partnership sold a parcel of land located in Henrico, Virginia containing 3.24 acres, for a sales price of $0.4 million.
On January 14, 2008, the Partnership sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing 114,049 net rentable square feet, for a sales price of $5.8 million.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
2007
DRA Venture
On December 19, 2007, the Partnership formed G&I Interchange Office LLC, a new venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment arrangement advised by DRA Advisors LLC. The Venture owns interests in 29 office properties which are located in Pennsylvania and contain an aggregate of 1,616,227 net rentable square feet. The Partnership transferred or contributed 100% of its ownership interests in 26 properties and transferred to the Venture an 89% interest in three of the properties (with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years). In connection with the formation, the Partnership effectively transferred an 80% interest in the Venture to G&I IV for cash and the Venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Partnership. The Partnership used the net proceeds of these transactions of approximately $230.9 million to reduce outstanding indebtedness under the Partnership’s unsecured revolving credit facility.
The Partnership was engaged by the Venture to perform property management and leasing services. The venture agreements provide for certain control rights and participation as a venture partner and based on an evaluation of control rights, the Partnership does not consolidate the Venture.
The Partnership’s continuing involvement with the properties through its venture interest and management fees and leasing commissions represents a significant continuing involvement in the properties. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Partnership has determined that the operations of the properties should not be included in discontinued operations for the six-months ended June 30, 2007.
Other 2007 Acquisitions and Dispositions
On November 30, 2007, the Partnership sold 111/113 Pencader Drive, an office property located in Newark, Delaware containing 52,665 net rentable square feet, for a sales price of $5.1 million.
On November 15, 2007, the Partnership sold 2490 Boulevard of the Generals, an office property located in West Norriton, Pennsylvania containing 20,600 net rentable square feet, for a sales price of $1.5 million.
On September 7, 2007, the Partnership sold seven land parcels located in the Iron Run Business Park in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.
On July 19, 2007, the Partnership acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Partnership intends to redevelop the building into office space for lease by the Internal Revenue Service (“IRS”). As part of this acquisition, the Partnership also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Partnership is currently demolishing the existing structure located on the postal annex and intends to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Partnership is currently in the planning stage with respect to these parcels and is seeking zoning and other relevant authorizations related thereto.
On July 19, 2007, the Partnership acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. The Partnership funded $36.6 million of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 (discussed below).
On May 10, 2007, the Partnership acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate purchase price of $72.0 million. A portion of the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
On April 30, 2007, the Partnership sold Cityplace Center, an office property located in Dallas, Texas containing 1,295,832 net rentable square feet, for a sales price of $115.0 million.
On March 30, 2007, the Partnership sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. The Partnership structured this transaction to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange as noted in the above transactions.
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
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2008, the Partnership had an aggregate investment of approximately $71.1 million in its 14 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA, one Real Estate Venture is developing an office property located in Charlottesville, VA and one Real Estate Venture is in the planning stages of an office development in Conshohocken, PA.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Partnership does not allocate operating losses of the Real Estate Ventures in excess of its investment balance unless the Partnership is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Operating property, net of accumulated depreciation	$599,457	$587,537
Other assets	111,847	113,268
Liabilities	41,618	41,459
Debt	544,376	538,766
Equity	125,355	120,581
Partnership’s share of equity (Partnership’s basis)	71,078	71,598
The following is a summary of results of operations of the Real Estate Ventures for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenue	$25,863	$18,986	$52,896	$37,300
Operating expenses	8,875	6,643	17,797	12,940
Interest expense, net	7,956	5,410	15,753	10,648
Depreciation and amortization	9,472	3,776	18,624	8,004
Net (loss) income	(440)	3,156	722	5,707
Partnership’s share of income (Partnership’s basis)	1,664	4,504	2,779	5,258
As of June 30, 2008, the Partnership had guaranteed repayment of approximately $1.1 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For Real Estate Ventures with construction projects, the Partnership expects that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of June 30, 2008 and December 31, 2007, the Partnership’s deferred costs were comprised of the following (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

	June 30, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$103,808	$(34,950)	$68,858
Financing Costs	27,108	(10,301)	16,807

Total	$130,916	$(45,251)	$85,665

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

6. INTANGIBLE ASSETS
As of June 30, 2008 and December 31, 2007, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2008
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$150,183	$(63,624)	$86,559
Tenant relationship value	104,025	(34,813)	69,212
Above market leases acquired	25,352	(14,008)	11,344
Total	$279,560	$(112,445)	$167,115

Below market leases acquired	$85,791	$(32,129)	$53,662

	December 31, 2007
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

As of June 30, 2008, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2008	$20,687	$6,017
2009	37,117	10,179
2010	30,494	8,420
2011	23,492	7,086
2012	17,866	6,336
Thereafter	37,459	15,624

Total	$167,115	$53,662

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at June 30, 2008 and December 31, 2007 (in thousands):

			Effective
	June 30,	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT:
400 Commerce Drive	$—	$11,575	7.12%		Jun-08
Two Logan Square	69,479	70,124	5.78%	(a)	Jul-09
200 Commerce Drive	5,725	5,765	7.12%	(a)	Jan-10
1333 Broadway	—	23,997	5.54%	(a)	May-10
1 Kaiser Plaza (The Ordway)	—	45,509	5.29%	(a)	Aug-10
1901 Harrison Stree (World Savings Center)	—	27,142	5.29%	(a)	Nov-10
Plymouth Meeting Exec.	43,134	43,470	7.00%	(a)	Dec-10
Four Tower Bridge	10,442	10,518	6.62%		Feb-11
Arboretum I, II, III & V	21,946	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	60,567	61,276	8.05%		Oct-11
Research Office Center	41,165	41,527	5.30%	(a)	Oct-11
Concord Airport Plaza	37,102	37,570	5.55%	(a)	Jan-12
Six Tower Bridge	14,283	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	61,507	62,125	7.25%		May-13
Coppell Associates	3,395	3,512	6.89%		Dec-13
Southpoint III	4,150	4,426	7.75%		Apr-14
Tysons Corner	100,000	100,000	5.36%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	489,495	601,833
Plus: unamortized fixed-rate debt premiums, net	4,010	10,065

Total mortgage indebtedness	$493,505	$611,898

UNSECURED DEBT:
Sweep Agreement Line	—	10,727	Libor + 1.600%		Apr-09
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	183,000	150,000	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	163,000	120,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	313,500	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,526,110	2,492,337
Plus: unamortized fixed-rate debt discounts, net	(2,992)	(3,266)

Total unsecured indebtedness	$2,523,118	$2,489,071

Total Debt Obligations	$3,016,623	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The aggregate mortgage note payable balance of $95.8 million with net unamortized fixed-rate debt premiums of $3.9 million for 1333 Broadway, 1 Kaiser Plaza and 1901 Harrison Street, as of June 30, 2008, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
During the six-month periods ended June 30, 2008 and 2007, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.41% and 6.9%, respectively.
During the six-month period ended June 30, 2008, the Partnership repurchased $31.5 million of the 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $4.3 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.4 million.
During the second quarter of 2008, the Partnership exercised the accordion feature on its $150.0 million unsecured term loan and funded an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under the Partnership’s unsecured revolving credit facilities.
On April 30, 2007, the Operating Partnership sold $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Partnership guaranteed the payment of principal and interest on the 2017 Notes. The Partnership used proceeds from these notes to reduce borrowings under the Partnership’s revolving credit facility.
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113.0 million principal amount unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
On October 15, 2007, the Partnership entered into a term loan agreement (the “Term Loan Agreement”) that provides for an unsecured term loan (the “Term Loan”) in the amount of $150.0 million. The Partnership used the proceeds to pay down a portion of the outstanding amount on its $600.0 million unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Partnership’s option for two, one-year periods but not beyond the maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Partnership may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Partnership’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Partnership’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Partnership amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Partnership from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Partnership at a reduced Eurodollar rate. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2008, the Partnership had $163.0 million of borrowings and $12.6 million of letters of credit outstanding under the Credit Facility, leaving $424.4 million of unused availability. For the six-month periods ended June 30, 2008 and 2007, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 4.62% and 6.35%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of June 30, 2008, the Partnership had $0 million of borrowing outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.
As of June 30, 2008, the Partnership’s aggregate scheduled principal payments of debt obligations, net of amortization of discounts and premiums, are as follows (in thousands):

2008	$117,990
2009	353,232
2010	539,858
2011	608,761
2012	351,053
Thereafter	1,044,711

Total principal payments	3,015,605
Net unamortized premiums/discounts	1,018
Outstanding indebtedness	$3,016,623

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its on-going business operations, the Partnership encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Partnership is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Partnership.
Use of Derivative Financial Instruments
The Partnership’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Partnership’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Partnership and its affiliates may also have other financial relationships. The Partnership is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Partnership does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Partnership does not hedge credit or property value market risks through derivative financial instruments.
The Partnership formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Partnership will discontinue hedge accounting prospectively. The related ineffectiveness would be charged to the Statement of Operations.
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of SFAS No. 157, the Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at June 30, 2008. The notional amounts at June 30, 2008 provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair values of the hedges at June 30, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge			Notional			Trade	Maturity
Product	Type	Designation		Amount		Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow	(b)	$71,400	(a)	4.709%	9/20/07	10/18/10	$(2,745)
Swap	Interest Rate	Cash Flow	(b)	25,000		4.415%	10/19/07	10/18/10	(543)
Swap	Interest Rate	Cash Flow	(b)	25,000		3.747%	11/26/07	10/18/10	(171)
Swap	Interest Rate	Cash Flow	(b)	25,000		3.338%	1/4/08	12/18/09	(89)
Forward Starting Swap	Interest Rate	Cash Flow	(c)	25,000		4.770%	1/4/08	12/18/19	131
Forward Starting Swap	Interest Rate	Cash Flow	(c)	25,000		4.423%	3/19/08	12/18/19	864

				$196,400					$(2,553)

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three- and six-month periods ended June 30, 2008 or 2007.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
9. DISCONTINUED OPERATIONS
For the three- and six-month periods ended June 30, 2008, income from discontinued operations relates to three properties that the Company sold during 2008 and five properties designated as held for sale at June 30, 2008. The Company determined that five Northern California properties (“disposal group”) met the criteria for assets to be disposed of by sale pursuant to FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. On June 27, 2008, the Company entered into a binding purchase and sale agreement for the sale of these operations to a single purchaser. Accordingly, at June 30, 2008, the disposal group is required to be measured at the lower of its estimated fair value less costs to sell or its recorded amount. In connection with the reclassification of the related assets and liabilities from assets held in use to held for sale, the Company recorded a $6.85 million provision for impairment which has reduced the amounts recorded in the line item “Assets held for sale, net” on the consolidated balance sheet. The significant terms of the purchase agreement require the buyer to pay cash, assume mortgage obligations and for the Company to provide seller financing. The Company expects the sale to close in the third quarter of 2008. At that time, the provision for impairment will be adjusted in the third quarter based on the actual results of the transaction.
The following table summarizes the revenue and expense information for properties classified as discontinued operations in the three- and six-month periods ended June 30, 2008 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2008	ended June 30, 2008
Revenue:
Rents	$11,235	$23,496
Tenant reimbursements	425	934
Termination fees	—	25
Other	50	148

Total revenue	11,710	24,603

Expenses:
Property operating expenses	4,190	8,149
Real estate taxes	911	2,129
Depreciation and amortization	4,019	8,107

Total operating expenses	9,120	18,385

Operating income	2,590	6,218
Interest income	5	11
Interest expense	(1,342)	(2,694)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	1,253	3,535

Net gain on sale of interests in real estate	13,420	21,401
Provision for impairment	(6,850)	(6,850)

Income from discontinued operations	$7,823	$18,086

For the three- and six-month periods ended June 30, 2007, income from discontinued operations relates to the properties sold during 2008 and 2007 and the five properties designated as held for sale at June 30, 2008. The following table summarizes the revenue and expense information for the properties classified as discontinued operations in the three- and six-month periods ended June 30, 2007 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

	Three-month period	Six-month period
	ended June 30, 2007	ended June 30, 2007
Revenue:
Rents	$14,397	$37,619
Tenant reimbursements	2,159	4,341
Termination fees	—	63
Other	190	262

Total revenue	16,746	42,285

Expenses:
Property operating expenses	5,517	13,714
Real estate taxes	1,462	4,055
Depreciation and amortization	4,685	13,528

Total operating expenses	11,664	31,297

Operating income	5,082	10,988
Interest income	6	12
Interest expense	(1,380)	(2,765)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	3,708	8,235

Net (loss) gain on sale of interests in real estate	(856)	25,153

Income from discontinued operations	$2,852	$33,388

The following table summarizes the balance sheet information for the five properties identified as held for sale at June 30, 2008 (in thousands):

Real Estate Investments:
Operating property, development land and construction-in-progress	$412,044
Accumulated depreciation	(23,169)

388,875

Other assets	35,102
Provision for impairment	(6,850)

Total Assets Held for Sale	$417,127

Mortgage notes payable and other liabilities held for sale	$113,897

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST — PARTNERS’ SHARE OF CONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2008 and December 31, 2007, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these consolidated real estate ventures are variable interest entities under FIN 46R of which the Partnership is the primary beneficiary. The third is a real estate venture for which the Partnership serves as the general partner and the limited partner does not have substantive participating rights.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
During the period ended June 30, 2007, the Partnership acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006.
For the remaining consolidated joint ventures, the minority interest is reflected at zero carrying amounts as a result of accumulated losses and distributions in excess of basis.
The minority interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of June 30, 2008 and December 31, 2007, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Company believes that the aggregate settlement value of these interests was approximately $6.3 million. This amount is based on the estimated liquidation fair values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$1,828	$1,828	$(1,698)	$(1,698)
Income allocated to Preferred Units	(1,998)	(1,998)	(1,998)	(1,998)

Net income afrom continuing operations available to common unitholders	(170)	(170)	(3,696)	(3,696)
Income from discontinued operations	7,823	7,823	2,852	2,852

Net income available to common unitholders	$7,653	$7,653	$(844)	$(844)

Weighted-average common partnership units outstanding	90,747,434	90,747,434	91,020,069	91,020,069
Contingent securities/Stock based compensation	—	231,769	—	—

Total weighted-average partnership units outstanding	90,747,434	90,979,203	91,020,069	91,020,069

Earnings per Common Partnership Unit:
Continuing operations	$—	$—	$(0.04)	$(0.04)
Discontinued operations	0.09	0.09	0.03	0.03

Total	$0.08	$0.08	$(0.01)	$(0.01)

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

	Six-month periods ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$6,860	$6,860	$(12,228)	$(12,228)
Income allocated to Preferred Units	(3,996)	(3,996)	(3,996)	(3,996)

Income from continuing operations available to common unitholders	2,864	2,864	(16,224)	(16,224)

Income from discontinued operations	18,086	18,086	33,388	33,388

Net income available to common unitholders	$20,950	$20,950	$17,164	$17,164

Weighted-average common partnership units outstanding	90,736,342	90,736,342	91,620,218	91,620,218
Contingent securities/Stock based compensation	—	207,734	—	617,748

Total weighted-average partnership units outstanding	90,736,342	90,944,076	91,620,218	92,237,966

Earnings per Common Partnership Unit:
Continuing operations	$0.03	$0.03	$(0.18)	$(0.18)
Discontinued operations	0.20	0.20	0.36	0.36

Total	$0.23	$0.23	$0.19	$0.19

Common Partnership Unit and Preferred Mirror Units
On June 18, 2008, the Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.4 million.
On June 18, 2008, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $38.8 million, which was paid on July 18, 2008 to unitholders of record as of July 3, 2008. On June 18, 2008, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of June 30, 2008. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2008 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Company repurchased 1.6 million shares during the six-month period ended June 30, 2007 for an aggregate consideration of $53.5 million under its share repurchase program. As of June 30, 2008, 0.9 million shares remain held in treasury giving the Company the ability to reissue such shares. Additionally, 0.2 million of these shares were repurchased as part of the Company’s deferred compensation program. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. As of June 30, 2008, the Company may purchase an additional 0.5 million shares under the plan. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
12. SHARE BASED COMPENSATION
Stock Options
At June 30, 2008, the Partnership had 2,037,897 options outstanding under its shareholder approved equity incentive plan. There were 1,824,594 options unvested as of June 30, 2008 and $1.3 million of unrecognized compensation expense associated with these options. Option activity as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	(8,775)
Granted	1,824,594	20.61	9.77	(8,849)
Exercised	—	—	—	—
Forfeited or expired	(856,796)	—	—	—

Outstanding at June 30, 2008	2,037,897	$20.75	8.97	(10,165)

Vested at June 30, 2008	213,303	$21.93	2.15	(1,316)

Exercisable at June 30, 2008	213,303	$21.93	2.15	(1,316)
The Partnership has the ability and intent to issue shares upon stock option exercises. Historically, the Partnership has issued new common shares to satisfy such exercises.
Restricted Share Awards
As of June 30, 2008, 516,830 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 516,830 restricted shares outstanding at June 30, 2008 was approximately $9.7 million. That expense is expected to be recognized over a weighted average remaining vesting period of 3.6 years. For the six-month periods ended June 30, 2008 and 2007, the Partnership recognized $1.7 million and $1.9 million of compensation expense included in general and administrative expense in each period related to outstanding restricted shares. The following table summarizes the Partnership’s restricted share activity for the six-months ended June 30, 2008:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	224,691	17.47
Vested	(109,701)	29.63
Forfeited	(7,442)	23.05

Non-vested at June 30, 2008	516,830	$25.87

Outperformance Program
On August 28, 2006, the Compensation Committee of the Partnership’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Partnership will make payments (in the form of common shares) to executive-participants under the outperformance program only if the Partnership’s total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Partnership established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Partnership will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Partnership awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the five year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three- and six- month period ended June 30, 2008, the Partnership recognized $0.4 million and $0.7 million of compensation expense related to the outperformance program. For the three- and six- month period ended June 30, 2007, the Partnership recognized $0.4 million and $0.8 million of compensation expense related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Partnership’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the six-month period ended June 30, 2008, employees made purchases of $0.3 million under the ESPP and the Partnership recognized $0.1 million compensation expense related to the ESPP. The Board of Directors of the Partnership may terminate the ESPP at its sole discretion at anytime.
13. SEGMENT INFORMATION
As of June 30, 2008, the Partnership manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Segment information is as follows (in thousands):

		New Jersey	Richmond,	California -	California -	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
As of June 30, 2008:
Real estate investments, at cost:
Operating properties	$1,699,105	$639,451	$350,451	$131,084	$106,391	$1,314,760	$236,790	$—	$4,478,032
Development land and construction-in-progress	—	—	—	—	—	—	—	363,936	363,936

As of December 31, 2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	402,270	402,270

For the three-months ended June 30, 2008:
Total revenue	$61,459	$28,971	$11,407	$4,352	$2,957	$35,145	$9,913	$(417)	$153,787
Property operating expenses and real estate taxes	21,550	12,387	4,008	1,811	1,146	12,155	4,336	1,851	59,244

Net operating income	$39,909	$16,584	$7,399	$2,541	$1,811	$22,990	$5,577	$(2,268)	$94,543

For the three-months ended June 30, 2007:
Total revenue	$65,865	$28,657	$8,216	$3,972	$3,450	$33,795	$10,183	$(1,918)	$152,220
Property operating expenses and real estate taxes	26,291	12,707	3,130	1,254	1,233	11,201	4,050	(876)	58,990

Net operating income	$39,574	$15,950	$5,086	$2,718	$2,217	$22,594	$6,133	$(1,042)	$93,230

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

		New Jersey	Richmond,	California -	California -	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
For the six-months ended June 30, 2008:
Total revenue	$126,025	$56,967	$22,469	$8,708	$5,924	$70,108	$18,981	$(988)	$308,194
Property operating expenses and real estate taxes	43,792	24,519	7,721	3,426	2,337	24,573	8,411	4,080	118,859

Net operating income	$82,233	$32,448	$14,748	$5,282	$3,587	$45,535	$10,570	$(5,068)	$189,335

For the six-months ended June 30, 2007:
Total revenue	$131,466	$56,969	$17,196	$7,060	$6,664	$67,340	$19,109	$(1,838)	$303,966
Property operating expenses and real estate taxes	51,452	25,024	6,144	2,127	2,565	22,710	7,562	(338)	117,246

Net operating income	$80,014	$31,945	$11,052	$4,933	$4,099	$44,630	$11,547	$(1,500)	$186,720

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Net operating income is defined as total revenue less property operating expenses and real estate taxes. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income (loss) from continuing operations:

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Consolidated net operating income	$94,543	$93,230	$189,335	$186,720
Less:
Interest income	179	1,597	382	2,378
Interest expense	(35,709)	(39,423)	(71,807)	(78,396)
Deferred financing costs	(1,198)	(1,065)	(2,706)	(2,323)
Depreciation and amortization	(52,472)	(53,542)	(104,324)	(111,340)
General & administrative expenses	(6,127)	(7,007)	(11,039)	(14,417)
Minority interest — partners’ share of consolidated real estate ventures	(38)	8	(78)	(108)
Plus:
Equity in income of real estate ventures	1,664	4,504	2,779	5,258
Net (loss) gain on disposition of undepreciated real estate	—	—	(24)	—
Gain on early extinguishment of debt	986	—	4,342	—

Income (loss) from continuing operations	1,828	(1,698)	6,860	(12,228)
Income from discontinued operations	7,823	2,852	18,086	33,388

Net income	$9,651	$1,154	$24,946	$21,160

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
There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Partnership has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Partnership has referred this lawsuit to its environmental insurance carrier and, as of the date of this Form 10-Q, the insurance carrier continues to tender a defense to this claim.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at June 30, 2008 are as follows (in thousands):

2008	$868
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	291,831
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land leases for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Partnership. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Partnership of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Partnership (which the Partnership refers to as the TRC acquisition), the Partnership acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of the Partnership’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Partnership agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Partnership agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The v also agreed not to sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Partnership’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Partnership were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Partnership would be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
The Partnership invests in its properties and regularly incur capital expenditures in the ordinary course to maintain the properties. The Partnership believes that such expenditures enhance our competitiveness. The Partnership also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.

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
•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the impact of unrealized hedging transactions;

•	the unavailability of equity and debt financing;

•	unanticipated costs associated with the acquisition, integration and operation of our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	risks associated with state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT;

•	changes in local real estate conditions (including changes in rental rates and the number of competing properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	changes in general economic conditions;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007.
We caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three- and six-months ended June 30, 2008 and 2007 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of June 30, 2008, our portfolio consisted of 211 office properties, 22 industrial facilities and one mixed-use property that contain an aggregate of approximately 23.3 million net rentable square feet. In addition, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. These 237 properties make up our core portfolio. We also had six properties under development and six properties under redevelopment containing an aggregate 3.2 million net rentable square feet. As of June 30, 2008, the Company owned three office properties, one property under redevelopment and one property under development containing an aggregate of approximately 1.7 million net rentable square feet designated as held for sale assets. Therefore, as of June 30, 2008, we consolidated 254 properties with an aggregate of 28.6 million net rentable square feet. As of June 30, 2008, we also held economic interests in 14 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.4 million net rentable square feet.
As of June 30, 2008 we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington, D.C. and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas.
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
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at June 30, 2008 was 92.9%. Our overall occupancy at June 30, 2008, including our 12 properties under development or redevelopment, was 84.7%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 5.1% of our aggregate annualized base rents as of June 30, 2008 (representing approximately 4.7% of the net rentable square feet of the Properties) expire without penalty through the end of 2008. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the six-month period ended June 30, 2008 was 75.4%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our allowance for accounts receivable in light of our tenant base and general and local economic conditions. Our accounts receivable allowances were $12.3 million or 10.7% of total receivables (including accrued rent receivable) as of June 30, 2008 compared to $10.2 million or 9.2% of total receivables (including accrued rent receivable) as of December 31, 2007.

Development Risk:
As of June 30, 2008, we had in development or redevelopment 12 sites aggregating approximately 3.2 million square feet. We estimate the total cost of these projects to be $637.3 million and we had incurred $367.1 million of these costs as of June 30, 2008. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of June 30, 2008, we had entered into leases covering 74.6% of the net rentable square feet at these projects. As of June 30, 2008, we owned approximately 414 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.
RECENT ACQUISITIONS AND DISPOSITIONS
During the six-month period ended June 30, 2008, we sold three properties, containing an aggregate of 0.3 million net rentable square feet and one land parcel containing 3.24 acres. Specifically:
— On January 14, 2008, we sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing 114,049 net rentable square feet, for a sales price of $5.8 million.
— On February 14, 2008, we sold a parcel of land located in Henrico, Virginia containing 3.24 acres, for a sales price of $0.4 million.
— On February 29, 2008, we sold 1400 Howard Boulevard, an office property located in Mount Laurel, New Jersey containing 75,590 net rentable square feet, for a sales price of $22.0 million.
— On April 25, 2008, we sold 100 Brandywine Boulevard, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet, for a sales price of $28.0 million.
— On June 27, 2008, we entered into an agreement to sell five properties, totaling approximately 1.7 million net rentable square feet in Oakland, California for an aggregate sales price of $412.5 million (including debt assumption). These five properties are designated as held for sale at June 30, 2008 and we expect to complete this sale in the third quarter. As noted in the Results of Operations below we incurred an impairment charge of $6.85 million upon entering into the agreement of sale.
We continually reassess our portfolio to determine properties that may be in our best interest to sell depending on strategic or economic factors. From time to time, the decision to sell properties in the short term could result in an impairment or other loss being taken by the Company and such losses could be material in the statement of operations.
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
Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See also Note 2 in our unaudited consolidated financial statements for the three-month period ended June 30, 2008 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended June 30, 2008 and 2007
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 225 properties containing an aggregate of approximately 21.9 million net rentable square feet that we owned for the entire three-month periods ended June 30, 2008 and 2007. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2008 and 2007) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the three-month periods ended June 30, 2008 and 2007 (in thousands).
We have a significant continuing involvement in the G&I Interchange Office LLC joint venture through our 20% ownership interest and the management and leasing services we provide for the venture. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, we have determined that the operations of the properties owned by the joint venture (the “G&I properties”) should not be included in discontinued operations. This determination is reflected in the income statement comparisons below as we recognized revenue and expenses during the second quarter of 2007 for our 100% ownership interest and such information related to the G&I properties is included in the Other (Eliminations) column.
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the minority interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of three-months ended June 30, 2008 to the three-months ended June 30, 2007

				Acquired/Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	2008	2007	2008	2007	(Decrease)
Revenue:
Cash rents	$107,304	$105,767	$1,537	$9,612	$4,911	$3,273	$1,990	$(550)	$5,207	$119,639	$117,875	$1,764
Straight-line rents	3,264	4,242	(978)	1,034	1,087	82	45	—	348	4,380	5,722	(1,342)
Rents — FAS 141	1,637	2,109	(472)	(31)	(113)	426	67	—	—	2,032	2,063	(31)

Total rents	112,205	112,118	87	10,615	5,885	3,781	2,102	(550)	5,555	126,051	125,660	391
Tenant reimbursements	18,919	17,454	1,465	927	645	939	440	74	880	20,859	19,419	1,440
Termination fees	792	1,123	(331)	100	—	—	—	—	(625)	892	498	394
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	5,170	5,369	5,170	5,369	(199)
Other	347	652	(305)	43	9	12	(6)	413	619	815	1,274	(459)

Total revenue	132,263	131,347	916	11,685	6,539	4,732	2,536	5,107	11,798	153,787	152,220	1,567

Property operating expenses	38,135	36,745	1,390	3,188	2,181	1,607	1,331	(1,648)	1,023	41,282	41,280	2
Real estate taxes	13,382	13,089	293	1,295	800	761	390	143	935	15,581	15,214	367
Management expenses	—	—	—	—	—	—	—	2,381	2,496	2,381	2,496	(115)
Subtotal	80,746	81,513	(767)	7,202	3,558	2,364	815	4,231	7,344	94,543	93,230	1,313

General & administrative expenses	—	—	—	—	—	—	—	6,127	7,007	6,127	7,007	(880)
Depreciation and amortization	44,766	45,885	(1,119)	5,104	2,907	1,661	1,237	941	3,513	52,472	53,542	(1,070)

Operating Income (loss)	$35,980	$35,628	$352	$2,098	$651	$703	$(422)	$(2,837)	$(3,176)	$35,944	$32,681	$3,263

Number of properties	225			12		12				249
Square feet	21,917			1,762		3,207				26,886

Other Income (Expense):
Interest income										179	1,597	(1,418)
Interest expense										(35,709)	(39,423)	3,714
Interest expense — Deferred financing costs										(1,198)	(1,065)	(133)
Equity in income of real estate ventures										1,664	4,504	(2,840)
Gain on early extinguishment of debt										986	—	986

Income (loss) before minority interest										1,866	(1,706)	3,572
Minority interest — partners’ share of consolidated real estate ventures										(38)	8	(46)
Minority interest attributable to continuing operations — LP units										16	158	(142)

Income (loss) from continuing operations										1,844	(1,540)	3,384
Income from discontinued operations										7,524	2,729	4,795

Net Income										$9,368	$1,189	$8,179

Earnings per common share										$0.08	$(0.01)	$0.09

EXPLANATORY NOTES

(a)	- Results include: six developments and six redevelopment properties.

(b)
- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the29 DRA properties.

Total Revenue
Cash rents from the Total Portfolio increased by $1.8 million from second quarter 2007 to second quarter 2008, primarily reflecting:
1)	An additional $1.5 million at the Same Store Portfolio from increased occupancy, increased rents received on lease renewals and free rent periods converting to cash rent subsequent to the second quarter of 2007. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.

2)	An additional $4.7 million from six properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the second quarter of 2007.

3)	An additional $1.3 million of rental income due to increased occupancy at 12 development/redevelopment properties in the second quarter of 2008 in comparison to 2007.

4)	The increase was offset by the decrease of $5.7 million of rental income earned from our G&I properties in the second quarter of 2007.
Tenant reimbursements at the Same Store Portfolio increased by $1.4 million as a result of increased operating expenses of $1.8 million in the second quarter of 2008 in comparison to 2007.
Property Operating Expenses
Property operating expenses, including real estate taxes and management fees, at the Total Portfolio increased by $0.3 million from second quarter 2007 to second quarter 2008, primarily due to $2.9 million of such expenses for G&I properties in the second quarter of 2007. The decrease was offset by an increase of $1.6 million in our Same Store Portfolio and $1.4 million from six properties we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the second quarter of 2007.
Depreciation and Amortization Expense
Depreciation and amortization decreased by $1.1 million from second quarter 2007 to second quarter 2008, primarily due to $2.7 million of depreciation and amortization expense recorded on the G&I properties during the second quarter of 2007. The decrease was offset by an increase in depreciation and amortization from six properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the second quarter of 2007.
General & Administrative Expenses
General & administrative expenses decreased by approximately $0.9 million from second quarter 2007 to second quarter 2008, primarily as a result of a reduction in overhead costs from a Company re-organization that occurred subsequent to the second quarter of 2007.
Interest Income/ Expense
The decrease in interest income by approximately $1.4 million is due to lower cash balances during the second quarter of 2008.
Interest expense decreased by $3.7 million primarily due to lower mortgage notes payable outstanding at June 30, 2008 in comparison to June 30, 2007 as a result of certain mortgage notes payable being paid off subsequent to the second quarter of 2007. The decrease is also the result of a lower weighted average interest rate on Credit Facility borrowings in the second quarter of 2008.
Gain on early extinguishment of debt
During the second quarter of 2008, we repurchased $7.0 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 85.9107%% which resulted in a $1.0 million gain we reported for the early extinguishment of debt.

Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 3.8% and 4.6% of the Operating Partnership as of June 30, 2008 and 2007, respectively.
Discontinued Operations
During the second quarter of 2008, we sold one property in Newtown, PA and designated five properties in Oakland, CA as held for sale. These properties had total revenue of $11.7 million, operating expenses of $5.1 million, depreciation and amortization expense of 4.0 million and minority interest attributable to discontinued operations of $0.3 million. We also recorded a $6.85 million loss provision in connection with the five held for sale properties which reduced our net income from discontinued operations.
The June 30, 2007 amount is reclassified to include the operations of the properties sold and held for sale during 2008, as well as the 20 properties that were sold during the year ended December 31, 2007. Therefore, the discontinued operations amount for the second quarter of 2007 includes 23 properties that were sold and five properties that were designated as held for sale with total revenue of $16.7 million, operating expenses of $7.0 million, depreciation and amortization expense of $4.7 million and minority interest attributable to discontinued operations of $0.1 million.
Net Income
Net income increased by $8.2 million from the second quarter of 2007 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Earnings per share were $0.08 for the second quarter of 2008 as compared to $(0.01) for the second quarter of 2007 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares during 2008 and the issuance of common shares upon the vesting of restricted common shares.

RESULTS OF OPERATIONS
Comparison of the Six-Month Periods Ended June 30, 2008 and 2007
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 225 properties containing an aggregate of approximately 21.9 million net rentable square feet that we owned for the entire six-month period ended June 30, 2008 and substantially all of the period ended June 30, 2007. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2008 and 2007) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the three-month periods ended June 30, 2008 and 2007 (in thousands).
We have a significant continuing involvement in the G&I Interchange Office LLC joint venture through our 20% ownership interest and the management and leasing services we provide for the venture. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, we have determined that the operations of the properties owned by the joint venture (the “G&I properties”) should not be included in discontinued operations. This determination is reflected in the income statement comparisons below as we recognized revenue and expenses during the six-months ended June 30, 2007 for our 100% ownership interest and such information related to the G&I properties is included in the Other (Eliminations) column.
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the minority interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of six-months ended June 30, 2008 to the six-months ended June 30, 2007

				Acquired/Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	2008	2007	2008	2007	(Decrease)
Revenue:
Cash rents	$213,659	$209,693	$3,966	$18,410	$8,335	$6,174	$4,418	$(1,252)	$10,618	$236,991	$233,064	$3,927
Straight-line rents	7,292	9,615	(2,323)	2,979	3,507	495	132	—	474	10,766	13,728	(2,962)
Rents — FAS 141	3,107	4,581	(1,474)	(64)	(175)	856	117	—	—	3,899	4,523	(624)

Total rents	224,058	223,889	169	21,325	11,667	7,525	4,667	(1,252)	11,092	251,656	251,315	341
Tenant reimbursements	35,753	34,859	894	2,045	1,239	2,003	800	165	1,846	39,966	38,744	1,222
Termination fees	4,024	1,617	2,407	100	—	—	—	—	147	4,124	1,764	2,360
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	10,849	9,704	10,849	9,704	1,145
Other	858	1,347	(489)	63	14	15	(2)	663	1,080	1,599	2,439	(840)

Total revenue	264,693	261,712	2,981	23,533	12,920	9,543	5,465	10,425	23,869	308,194	303,966	4,228

Property operating expenses	74,778	74,421	357	6,468	4,106	3,391	2,730	(1,733)	1,042	82,904	82,299	605
Real estate taxes	26,949	25,478	1,471	2,503	1,596	1,624	840	252	2,042	31,328	29,956	1,372
Management expenses	—	—	—	—	—	—	—	4,627	4,991	4,627	4,991	(364)
Subtotal	162,966	161,813	1,153	14,562	7,218	4,528	1,895	7,279	15,794	189,335	186,720	2,615

General & administrative expenses	—	—	—	—	—	—	—	11,039	14,417	11,039	14,417	(3,378)
Depreciation and amortization	89,741	91,204	(1,463)	9,483	6,919	3,271	5,374	1,829	7,843	104,324	111,340	(7,016)

Operating Income (loss)	$73,225	$70,609	$2,616	$5,079	$299	$1,257	$(3,479)	$(5,589)	$(6,466)	$73,972	$60,963	$13,009

Number of properties	225			12		12				249
Square feet	21,917			1,762		3,207				26,886

Other Income (Expense):
Interest income										382	2,378	(1,996)
Interest expense										(71,807)	(78,396)	6,589
Interest expense — Deferred financing costs										(2,706)	(2,323)	(383)
Equity in income of real estate ventures										2,779	5,258	(2,479)
Net loss on disposition of undepreciated assets										(24)	—	(24)
Gain on early extinguishment of debt										4,342	—	4,342

Income (loss) before minority interest										6,938	(12,120)	19,058
Minority interest — partners’ share of consolidated real estate ventures										(78)	(108)	30
Minority interest attributable to continuing operations — LP units										(103)	681	(784)

Income (loss) from continuing operations										6,757	(11,547)	18,304
Income from discontinued operations										17,355	31,961	(14,606)

Net Income										$24,112	$20,414	$3,698

Earnings per common share										$0.23	$0.19	$0.04

EXPLANATORY NOTES

(a)	- Results include: six developments and six redevelopment properties.

(b)
- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 DRA properties.

Total Revenue
Cash rents from the Total Portfolio increased by $3.9 million from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008, primarily reflecting:
1)	An additional $4.0 million at the Same Store Portfolio from increased occupancy, increased rents received on lease renewals and free rent periods converting to cash rent. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.

2)	An additional $10.1 million from six properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the second quarter of 2007.

3)	An additional $1.7 million of rental income due to increased occupancy at 12 development/redevelopment properties in the six-month period ended June 30, 2008 in comparison to the six-month period ended June 30, 2007.

4)	The increase was offset by the decrease of $11.9 million of rental income earned from our G&I properties during the six-month period ended June 30, 2007.
Tenant reimbursements at the Total Portfolio increased by $1.2 million as a result of increased operating expenses of $1.6 million in the six-month period ended June 30, 2008 in comparison to the six-month period ended June 30, 2007.
Third party management fees, labor reimbursement and leasing increased by $1.1 million from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008 as a result of a greater number of properties that we are managing for third parties. The 29 G&I properties make up a significant portion of the increase in the number of properties that we manage for third parties. In addition, our third party management fees increased by $0.8 million in the six-month period ended June 30, 2008 as a result of the acceleration of a fair market value adjustment that was ascribed to the management fee contract entered into when we sold the 10 office properties located in Reading and Harrisburg, PA in the second quarter of 2007. This management fee contract was terminated on March 31, 2008.
Property Operating Expenses
Property operating expenses, including real estate taxes and management fees, at the Total Portfolio increased by $1.6 million from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008, primarily due to an increase of $3.3 million from six properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the second quarter of 2007. Property operating expenses at our same store portfolio also increased by $1.8 million for the six-month period ended June 30, 2008 in comparison to the six-month period ended June 30, 2007. The increase was offset by $5.7 million of such expenses for the G&I properties in the six-month period ended June 30, 2007.
Depreciation and Amortization Expense
Depreciation and amortization decreased by $7.0 million from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008, primarily due to $5.8 million of depreciation and amortization expense recorded on the G&I properties during the six-month period ended June 30, 2007.
The remainder of the decrease is due to the incurrence of $2.8 million of accelerated amortization in the second quarter of 2007 related to customer relationship and in-place lease intangible assets for one of our properties now included in Development Properties. The value ascribed to these intangibles considered renewal periods and when the renewals did not occur, the remaining value of the intangibles was written off and the property was placed into development for future tenants. The decrease was offset by an increase in depreciation and amortization from six properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the second quarter of 2007.
General & Administrative Expenses
General & administrative expenses decreased by $3.4 million from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008 of which approximately $2.3 million was a result of the final determination of 2007 bonus awards to our executive management, thereby resulting in a reduction to the estimated payout that was accrued during 2007. The remainder of the decrease was due to lower overhead costs from a Company re-organization that occurred subsequent to the second quarter of 2007.
Interest Income/ Expense
The decrease in interest income by approximately $2.0 million is due to lower cash balances during the second quarter of 2008.
Interest expense decreased by $6.6 million primarily due to lower mortgage notes payable outstanding at June 30, 2008 in comparison to June 30, 2007 as a result of certain mortgage notes payable being paid off subsequent to the second quarter of 2007. The decrease is also the result of a lower weighted average interest rate on Credit Facility borrowings in the second quarter of 2008.
Gain on early extinguishment of debt
During the six-month period ended June 30, 2008, we repurchased $31.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 86.2163% which resulted in a $4.3 million gain we reported for the early extinguishment of debt. In addition, we accelerated amortization of the related deferred financing costs of $0.4 million.
Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 3.8% and 4.5% of the Operating Partnership as of June 30, 2008 and 2007, respectively.
Discontinued Operations
During the six-month period ended June 30, 2008, we sold one property in Plymouth Meeting, PA, one property in Mount Laurel, NJ, one property in Newtown, PA and designated five properties in Oakland, CA as held for sale. These properties had total revenue of $24.6 million, operating expenses of $10.3 million, depreciation and amortization expenses of $8.1 million and minority interest attributable to discontinued operations of $0.7 million. We also recorded a $6.85 million loss provision in connection with the five held for sale properties which reduced our net income from discontinued operations.
The June 30, 2007 amount is reclassified to include the operations of the properties sold and held for sale during the six-month period ended June 30, 2008, as well as the 20 properties that were sold during the year ended December 31, 2007. Therefore, the discontinued operations amount for the six-month period ended June 30, 2007 includes 23 sold properties and five held for sale properties with total revenue of $42.3 million, operating expenses of $17.8 million, depreciation and amortization expense of $13.5 million and minority interest attributable to discontinued operations of $1.4 million.
Net Income
Net income increased by $3.7 million from the six-month period ended June 30, 2007 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Earnings per share were $0.23 for the six-month period ended June 30, 2008 as compared to $0.19 for the six-month period ended June 30, 2007 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares during the 2008 and the issuance of common shares upon the vesting of restricted common shares.

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
Our unsecured Private Placement Notes totaling the $113.0 million are due in December 2008 and we expect to use our credit facility or proceeds from potential property sales to satisfy this obligation.
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
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, other debt securities or instruments, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Asset sales during 2007 and through the second quarter of 2008 have also been a significant source of cash. During the six-months ended June 30, 2008, we sold three properties, containing an aggregate of 0.3 million net rentable square feet and a land parcel containing 3.24 acres for aggregate proceeds of $56.1 million. We have several options for the use of proceeds from asset sales, including acquiring assets in our core markets, repaying debt and repurchasing our shares.

Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of June 30, 2008 and December 31, 2007, we maintained cash and cash equivalents of $4.8 million and $5.6 million, respectively, a decrease of $0.8 million. This decrease was the result of the following changes in cash flow from our activities for the six-month period ended June 30 (in thousands):

Activity	2008	2007
Operating	$103,827	$99,791
Investing	(39,812)	15,301
Financing	(64,824)	(111,949)

Net cash flows	$(809)	$3,143

Our principal source of cash flows is from the operation of our properties. The increase in cash flows from operating activities is primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The increase in cash flows used in investing activities is primarily attributable to the decrease in proceeds that we received from property sales of $222.6 million in the six –month period ended June 30, 2007 to $53.6 million in the six –month period ended June 30, 2008. This decrease was offset by our acquisition of the 49% minority interest partners’ share in the Brandywine Office Investors real estate venture of $64.2 million in the six-month period ended June 30, 2007 in comparison to no property acquisitions in the six-month period ended June 30, 2008. In addition, our capital expenditures for tenant and building improvements and leasing commissions decreased by $50.3 million in the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007.
Decreased cash used in financing activities is primarily attributable to the repurchase of $53.5 million of our common shares in the six –month period ended June 30, 2007 in comparison to no common share repurchases in the six-month period ended June 30, 2008. The decrease was also due to the timing of the activity in our credit facility.
Capitalization
Indebtedness
During the first quarter of 2008, we repurchased $24.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 86.3036% which resulted in a $3.4 million gain for the early extinguishment of debt. During the second quarter of 2008, we repurchased an additional $7.0 million of these Notes at an average price of 85.9107% which resulted in a $1.0 million gain for the early extinguishment of debt. We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations and borrowings under our unsecured revolving credit facilities.
During the second quarter of 2008, we exercised the accordion feature on our $150.0 million unsecured term loan and funded an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under our unsecured revolving credit facilities.
During the second quarter of 2008, the borrowing rate on our Sweep Agreement increased from LIBOR plus 75 basis points to LIBOR plus 160 basis points. Borrowings on the Sweep Agreement are short term and used for cash management purposes.
As of June 30, 2008, we had approximately $3.0 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,738,413	$2,855,332
Variable rate — unhedged	278,210	245,637

Total	$3,016,623	$3,100,969

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	90.8%	92.1%
Variable rate — unhedged	9.2%	7.9%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.4%	5.5%
Variable rate — unhedged	3.4%	5.8%
Total	5.2%	5.6%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by us.
We use borrowings under the Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of June 30, 2008.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governs an additional $113 million of 4.34% unsecured notes that mature in December 2008, contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of June 30, 2008.
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
As of June 30, 2008, we had guaranteed repayment of approximately $1.1 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Equity
On June 18, 2008, we declared a distribution of $0.44 per Common Share, totaling $38.8 million, which we paid on July 18, 2008 to shareholders of record as of July 3, 2008. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.4 million.
On June 18, 2008, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2008 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. As of June 30, 2008, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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
We expect to meet our long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under the Credit Facility, additional secured and unsecured indebtedness, the issuance of equity securities, contributions from joint venture investors and proceeds from asset dispositions.
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of June 30, 2008:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$585,358	$11,741	$238,707	$228,434	$106,476
Revolving credit facility	163,000	—	163,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	2,180,110	113,000	575,000	613,500	878,610
Ground leases (b)	301,639	1,736	4,304	4,636	290,963
Interest expense	832,595	156,985	258,781	212,030	204,799
Development contracts (c)	12,371	8,583	3,788	—	—
Other liabilities	1,249	—	561	—	688

	$4,259,322	$292,045	$1,427,141	$1,058,600	$1,481,536

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land leases for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by us. Such amounts, if any will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.
As part of our September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which we refer to as the TRC acquisition), we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and we, through our ownership of the second and third mortgages are the primary beneficiary. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also agreed not sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2008, our consolidated debt consisted of $493.5 million in fixed rate mortgages, $163.0 million variable rate borrowings under our Credit Facility, $183.0 million borrowings in an unsecured term loan and $2.2 billion in unsecured notes (net of discounts) of which $2.1 billion are fixed rate borrowings and $78.6 million are variable rate borrowings. We also had $99.7 million of fixed rate mortgages associated with the three Northern California properties designated as held for sale on our consolidated balance sheet. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of June 30, 2008 we effectively hedged debt with a notional amount of $146.4 million through four interest rate swap agreements.
We also have two forward starting swaps with a notional amount of $50.0 million at June 30, 2008 which will be used as a cash flow hedge of the variability in 10 years of forecasted interest payments, beginning in December 2009.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.8 million and $2.5 million for June 30, 2008 and December 31, 2007, respectively. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.8 million and $2.5 million for June 30, 2008 and December 31, 2007, respectively.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $82.6 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $87.4 million.
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
See “Interest Rate Risk and Sensitivity Analysis” in Item 2 above.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended June 30, 2008:

Total
			Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2008:
April	—		—	539,200
May	—		—	539,200
June	—		—	539,200

Total	—		—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(I)
•	We held our annual meeting of shareholders on June 18, 2008. At the meeting, each of the eight individuals nominated for election to our Board of Trustees was elected to the Board. These individuals will serve on the Board until the next annual meeting of shareholders and until their successors are elected and qualified or until their earlier resignation. The number of shares cast for or withheld for each nominee is set forth below:

Trustee	For	Withheld
Walter D’Alessio	78,673,232	2,524,472
D. Pike Aloian	78,784,877	2,412,827
Donald E. Axinn	72,515,564	8,682,140
Wyche Fowler	78,772,040	2,425,664

Trustee	For	Withheld
Michael J. Joyce	78,776,474	2,421,230
Anthony A. Nichols Sr.	78,331,096	2,866,608
Charles P. Pizzi	78,680,676	2,517,028
Gerard H. Sweeney	78,674,094	2,523,610
•	At our annual meeting of shareholders, our shareholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the calendar year 2008 as follows:

—	Votes for	81,096,208
—	Votes Against	80,256
—	Abstentions	21,240
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits
10.1	Employment letter agreement with Robert Wiberg (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 22, 2008)**

10.2	Form of Performance Share Award to President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.3	Form of Performance Award to Executives other than President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.4	Form of Incentive Share Option Agreement for President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.5	Form of Incentive Share Option Agreement to Executives other than President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.6	Form of Non-Qualified Share Option Agreement for President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.7	Form of Non-Qualified Share Option Agreement to Executives other than President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: August 8, 2008	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2008	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President — Corporate Accounting
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)

BRANDYWINE REALTY TRUST, as general partner

Date: August 8, 2008	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2008	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President — Corporate Accounting
(Principal Accounting Officer)