Form 10-Q
period 2009-03-31
BRANDYWINE OPERATING PARTNERSHIP LP /PA; BRANDYWINE REALTY TRUST
filed 2009-05-08
CIK 1060386, 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission file number	001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)

Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Brandywine Realty Trust	Yes ☐ No ☐
Brandywine Operating Partnership, L.P.	Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Brandywine Realty Trust:	Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Brandywine Operating Partnership, L.P.:	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
A total of 88,307,741 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of May 5, 2009.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2009	2008 (as adjusted)
ASSETS
Real estate investments:
Rental properties	$4,586,941	$4,596,137
Accumulated depreciation	(663,843)	(639,688)

Operating real estate investments, net	3,923,098	3,956,449
Construction-in-progress	138,310	122,219
Land inventory	112,902	112,699

Total real estate invesmtents, net	4,174,310	4,191,367

Cash and cash equivalents	4,083	3,924
Cash in escrow	—	31,385
Accounts receivable, net	10,068	11,762
Accrued rent receivable, net	85,072	86,362
Investment in real estate ventures, at equity	86,090	71,028
Deferred costs, net	82,935	89,327
Intangible assets, net	135,415	145,757
Notes receivable	49,343	48,048
Other assets	60,673	59,008

Total assets	$4,687,989	$4,737,968

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$484,320	$487,525
Borrowing under credit facilities	200,000	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,844,016	1,917,970
Accounts payable and accrued expenses	89,094	74,824
Distributions payable	11,138	29,288
Tenant security deposits and deferred rents	58,973	58,692
Acquired below market leases, net	44,794	47,626
Other liabilities	51,064	63,545

Total liabilities	2,966,399	3,015,470
Commitments and contingencies (Note 15)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2009 and 2008	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2008 and 2008	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 88,600,253 and 88,610,053 issued in 2009 and 2008, respectively and 88,216,061 and 88,158,937 outstanding in 2009 and 2008, respectively	882	882
Additional paid-in capital	2,351,859	2,351,428
Deferred compensation payable in common stock	5,662	6,274
Common shares in treasury, at cost, 384,192 and 451,116 in 2009 and 2008, respectively	(11,808)	(14,121)
Common shares in grantor trust, 205,045 in 2009 and 215,742 in 2008	(5,662)	(6,274)
Cumulative earnings	496,077	498,716
Accumulated other comprehensive loss	(6,534)	(17,005)
Cumulative distributions	(1,161,459)	(1,150,406)

Total Brandywine Realty Trust’s equity	1,669,060	1,669,537
Non-controlling interests	52,530	52,961

Total equity	1,721,590	1,722,498

Total liabilities and equity	$4,687,989	$4,737,968

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended
	March 31,
	2009	2008 (as adjusted)
Revenue:
Rents	$123,604	$123,511
Tenant reimbursements	22,464	19,039
Termination fees	113	3,232
Third party management fees, labor reimbursement and leasing	4,764	5,679
Other	923	783

Total revenue	151,868	152,244

Operating Expenses:
Property operating expenses	45,155	40,920
Real estate taxes	15,463	15,565
Third party management expenses	2,115	2,246
Depreciation and amortization	52,569	51,304
General & administrative expenses	4,958	4,912
Provision for impairment on real estate	3,700	—

Total operating expenses	123,960	114,947

Operating income	27,908	37,297
Other Income (Expense):
Interest income	579	203
Interest expense	(35,646)	(37,043)
Interest expense — Deferred financing costs	(1,252)	(1,508)
Equity in income of real estate ventures	586	1,115
Net loss on disposition of undepreciated real estate	—	(24)
Gain on early extinguishment of debt	6,639	2,563

(Loss) income from continuing operations	(1,186)	2,603

Discontinued operations:
Income from discontinued operations	119	3,013
Net gain on disposition of discontinued operations	194	7,981

	313	10,994

Net (loss) income	(873)	13,597
Net (income) from discontinued operations attributable to non-controlling interests	(10)	(463)
Net loss (income) from continuing operations attributable to non-controlling interests	105	(64)

Net loss (income) attributable to non-controlling interests	95	(527)

Net (loss) income attributable to Brandywine Realty Trust	(778)	13,070
Preferred share dividends	(1,998)	(1,998)
Amount allocated to unvested restricted shareholders	(37)	(167)

(Loss) income available to Common Shareholders	$(2,813)	$10,905

Basic earnings (loss) per Common Share:
Continuing operations	$(0.03)	$0.00
Discontinued operations	0.00	0.13

	$(0.03)	$0.13

Diluted earnings (loss) per Common Share:
Continuing operations	$(0.03)	$0.00
Discontinued operations	0.00	0.13

	$(0.03)	$0.13

Dividends declared per Common Share	$0.10	$0.44

Basic weighted average shares outstanding	88,210,384	87,073,721

Diluted weighted average shares outstanding	88,210,384	87,088,131

Net (loss) income attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$(1,081)	$2,539
Income from discontinued operations	303	10,531

Net (loss) income	$(778)	$13,070

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods
	ended March 31,
	2009	2008 (as adjusted)
Net (loss) income	$(873)	$13,597
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	10,287	(4,832)
Reclassification of realized (gains) on derivative financial instruments to operations, net	(20)	(20)
Unrealized gain on available-for-sale securities	—	248

Total other comprehensive income (loss)	10,267	(4,604)

Comprehensive income	$9,394	$8,993

Comprehensive income (loss) attributable to non-controlling interests	299	(527)

Comprehensive income attributable to Brandywine Realty Trust	$9,693	$8,466

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Three-Month Periods Ended March 31, 2009 and 2008
(unaudited, in thousands, except number of shares)
March 31, 2009

							Number of Rabbi				Additional Paid-in			Accumulated
	Number of	Par Value of	Number of	Par Value of			Trust/Deferred			Additional Paid-in	Capital - Deferred	Additional Paid-in		Other
	Preferred C	Preferred C	Preferred D	Preferred D	Number of	Number of	Compensation	Par Value of	Additional Paid-in	Capital - Treasury	Compensation Plan	Capital - Rabbi	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	Shares	Shares	Shares	Common Shares	Treasury Shares	Shares	Shares	Capital	Shares	Shares	Trust Shares	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net loss													(778)			(95)	(873)
Other comprehensive income														10,471		(204)	10,267
Vesting of Restricted Stock						(66,924)	8,971	—	(657)	2,313	56	(56)	(1,861)				(205)
Restricted Stock Amortization									737								737
Share Issuance from Deferred Compensation Plan					(2,719)		(19,668)	—	(21)		(668)	668					(21)
Share Choice Plan Issuance					(7,081)				(46)								(46)
Amortize Options									112								112
Outperformance Plan Amortization									306								306
Other consolidated real estate ventures																149	149
Preferred Share distributions															(1,998)		(1,998)
Distributions declared ($0.10 per share)															(9,055)	(281)	(9,336)

BALANCE, March 31, 2009	2,000,000	$20	2,300,000	$23	88,600,253	384,192	205,045	$882	$2,351,859	$(11,808)	$5,662	$(5,662)	$496,077	$(6,534)	$(1,161,459)	$52,530	$1,721,590

March 31, 2008

							Number of Rabbi				Additional Paid-in			Accumulated
	Number of	Par Value of	Number of	Par Value of			Trust/Deferred			Additional Paid-in	Capital - Deferred	Additional Paid-in		Other
	Preferred C	Preferred C	Preferred D	Preferred D	Number of	Number of	Compensation	Par Value of	Additional Paid-in	Capital - Treasury	Compensation Plan	Capital - Rabbi	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	Shares	Shares	Shares	Common Shares	Treasury Shares	Shares	Shares	Capital	Shares	Shares	Trust Shares	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2007	2,000,000	$20	2,300,000	$23	88,614,322	1,599,637	171,650	$870	$2,348,153	$(53,449)	$5,651	$(5,651)	$471,902	$(1,885)	$(999,654)	$84,076	$1,850,056

Net income													13,070			527	13,597
Other comprehensive income														(4,604)			(4,604)
Vesting of Restricted Stock						(65,474)	9,895	2	(860)	2,218	167	(167)	(1,068)				292
Restricted Stock Amortization									505								505
Conversion of LP units to Common Shares						(118,611)		1		2,031						(2,032)	—
Share Cancellation/Forfeiture					(308)		(308)				(10)	10					—
Share Issuance from Deferred Compensation Plan							(6,428)				(211)	211					—
Share Choice Plan Issuance					(1,575)				(27)								(27)
Deferred Compensation Obligation						(4,445)	4,445			228	77	(77)	(151)				77
Outperformance Plan Amortization									381								381
Preferred Share distributions															(1,998)		(1,998)
Distributions declared ($0.44 per share)															(38,473)	(1,769)	(40,242)

BALANCE, March 31, 2008	2,000,000	$20	2,300,000	$23	88,612,439	1,411,107	179,254	$873	$2,348,152	$(48,972)	$5,674	$(5,674)	$483,753	$(6,489)	$(1,040,125)	$80,802	$1,818,037

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2009	2008 (as adjusted)
Cash flows from operating activities:
Net (loss) income	$(873)	$13,597
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	39,403	40,363
Amortization:
Deferred financing costs	1,252	1,509
Deferred leasing costs	4,493	4,090
Acquired above (below) market leases, net	(1,741)	(2,278)
Acquired lease intangibles	8,729	11,488
Deferred compensation costs	1,021	1,215
Straight-line rent	(1,912)	(6,609)
Provision for doubtful accounts	3,234	1,250
Provision for impairment of real estate	3,700	—
Real estate venture income in excess of distributions	(656)	(544)
Net gain on sale of interests in real estate	(194)	(7,957)
Gain on early extinguishment of debt	(6,639)	(2,563)
Cummulative interest accretion on repayments of unsecured notes	(202)	(435)
Changes in assets and liabilities:
Accounts receivable	1,376	3,906
Other assets	(2,258)	(2,808)
Accounts payable and accrued expenses	15,430	20,165
Tenant security deposits and deferred rents	1,129	1,032
Other liabilities	(2,525)	(2,732)

Net cash from operating activities	62,767	72,689

Cash flows from investing activities:
Sales of properties, net	8,650	26,172
Capital expenditures	(30,484)	(38,901)
Investment in unconsolidated real estate ventures	(14,961)	(249)
Escrowed cash	31,385	—
Cash distributions from unconsolidated real estate ventures in excess of equity in income	555	81
Leasing costs	(5,146)	(3,851)

Net cash used in investing activities	(10,001)	(16,748)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	140,000	57,000
Repayments of Credit Facility borrowings	(93,000)	(49,280)
Repayments of mortgage notes payable	(3,205)	(3,561)
Repayments of unsecured notes	(68,243)	(21,385)
Amortization of debt discount	1,111	1,840
Debt financing costs	18	(85)
Distributions paid to shareholders	(28,443)	(40,414)
Distributions paid to non-controlling interests	(845)	(1,804)

Net cash used in financing activities	(52,607)	(57,689)

Increase (decrease) in cash and cash equivalents	159	(1,748)
Cash and cash equivalents at beginning of period	3,924	5,600

Cash and cash equivalents as of end of period	$4,083	$3,852

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$13,108	$18,163
Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	950	—
Capital expenditures financed through accounts payable at period end	5,899	19,349
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1. THE COMPANY
Brandywine Realty Trust, a Maryland real estate investment trust, or REIT, is a self-administered and self-managed real estate investment trust, or REIT, that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.” The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of March 31, 2009, the Company owned 211 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.5 million net rentable square feet. The Company also has two properties under development and six properties under redevelopment containing an aggregate 2.3 million net rentable square feet. As of March 31, 2009, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 245 properties with an aggregate of 26.2 million net rentable square feet. As of March 31, 2009, the Company owned economic interests in 13 unconsolidated real estate ventures that contain approximately 4.3 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of March 31, 2009, owned a 96.9% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of March 31, 2009, the management company subsidiaries were managing properties containing an aggregate of approximately 36.9 million net rentable square feet, of which approximately 25.8 million net rentable square feet related to Properties owned by the Company and approximately 11.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2009, the results of its operations for the three-month periods ended March 31, 2009 and 2008 and its cash flows for the three-month periods ended March 31, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.
Reclassifications and Revisions
During the year ended December 31, 2008 the Company identified certain instances dating back to 1998 in which the Company canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Company has changed the classification of the affected restricted share grants from equity to liability awards (the “tax withholding adjustment”) in accordance with

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), and its predecessors. For the three month period ended March 31, 2008, general and administrative expenses decreased by $(0.1) million for the tax withholding adjustment. For the three month period ended March 31, 2008, the tax withholding adjustment changed the distributions paid to shareholders on the Company’s consolidated statements of cash flows by $0.1 million.
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the adoption of new accounting pronouncements.
See “Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis” and “Accounting Pronouncements Adopted January 1, 2009 on a Prospective Basis” for details pertaining to the changes to prior periods resulting from the adoption of new accounting pronouncements.
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (includes the below market fixed renewal period). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments (above or below) would be recorded to revenue.
Impairment or Disposal of Long-Lived Assets
Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is generally to hold its properties over the long-term, the Company will dispose of properties to meet its liquidity needs or for other strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale.
At March 31, 2009, during the Company’s impairment review, it determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value.
Revenue Recognition

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $1.1 million and $6.1 million for the three-month periods ended March 31, 2009 and 2008. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.8 million and $0.5 million for the three-month periods ended March 31, 2009 and 2008. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. Termination fees received from tenants, bankruptcy settlement fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of March 31, 2009, 3.3 million common shares remained available for future awards under the 1997 Plan. Through March 31, 2009, all options awarded under the 1997 Plan had a one to ten-year term.
The Company recognized stock-based compensation expense of $1.0 million and $1.2 million during the three-month periods ended March 31, 2009 and 2008, respectively, and such amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Accordingly, the Company adopted SFAS 157 for non-financial assets effective January 1, 2009.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Company’s outstanding derivatives and available-for-sale-securities effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.
The following table sets forth the Company’s financial and non-financial assets and liabilities that were accounted for, at fair value on a recurring and non-recurring basis as of March 31, 2009:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Available-for-Sale Securities	$256	$256	$—	$—

Liabilities:
Interest Rate Swaps	$5,422	$—	$5,422	—
Forward Starting Interest Rate Swaps	2,757	—	2,757	—

	$8,179	$—	$8,179	$—

Non-Recurring
Real Estate Held for Investment	$25,500	$—	$—	$25,500
The Company determined the fair value of the real estate held for investment using the held and used model as discussed in the Impairment or Disposal of Long-Lived Assets section in Note 2.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
The adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Company’s financial and non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply SFAS 157 where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,

•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and

•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Brandywine Realty Trust has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform additional non-customary services for tenants and generally may engage in any real estate or non-real estate related businesses that are not permitted REIT activities.
Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis
Effective January 1, 2009, the Company adopted the FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 were adopted on January 1, 2009 and applied retrospectively.
FSP APB 14-1 impacted the Company’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Company’s consolidated financial statements and results of operations. The principal liability outstanding was $275.5 million at March 31, 2009 and $282.3 million at December 31, 2008. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component was $11.1 million at March 31, 2009 and $12.2 million at December 31, 2008. The debt discount of the liability will be amortized through October 15, 2011. The effective interest rate at March 31, 2009 and 2008 was 5.5%. The Company recognized $2.7 million and $3.3 million of contractual coupon interest during the three-month periods ended March 31, 2009 and 2008, respectively. During the three-month periods ended March 31, 2009 and 2008, the Company recognized $1.0 million of interest on amortization of the debt discount. The application of FSP APB 14-1 resulted in an aggregate of approximately $3.9 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense was approximately $4.3 million for fiscal 2008, and this amount (before netting) increased in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The application of FSP APB 14-1 required the Company to reduce the amount of gain recognized on early extinguishment of debt in the twelve-months ended December 31, 2008 by approximately $2.6 million.
Accordingly, in accordance with the Company’s retrospective adoption of FSP APB 14-1, the December 31, 2008 balance sheet herein has been revised as follows:

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

		APB 14-1
	As Reported	Adjustment	As Revised

Construction-in-progress	$121,402	$817	$122,219

Deferred costs, net	89,866	(539)	89,327

Unsecured bonds, net of discount	1,930,147	(12,177)	1,917,970

Additional paid-in capital	2,327,617	23,811	2,351,428
Cumulative earnings	509,834	(11,118)	498,716

Non-controlling interests	53,199	(238)	52,961

Total equity	$1,710,043	$12,455	$1,722,498
Effective January 1, 2009, the Company adopted the FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 required the Company to include the impact of its unvested restricted shares in earnings per share using this more dilutive methodology. The face of the Company’s consolidated statement of operations and earnings per share disclosure (See Note 11) has been updated to reflect the adoption of FSP EITF 03-6-1 and are presented as amounts allocated to unvested restricted shareholders.
Effective January 1, 2009, the Company adopted the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests” (“SFAS No. 160”). Under this statement, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests will be treated as equity transactions. The face of the Company’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of SFAS No. 160. SFAS No. 160 did not have material impact on the Company’s financial position or results of operations. The Company also adopted the recent revisions on EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, which became effective upon its adoption of SFAS 160. As a result of the Company’s adoption of these standards, amounts previously reported as minority interests in consolidated real estate ventures on its balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. During the three months ended March 31, 2009, the Company allocated $0.5 million to non-controlling interests, which related to the accumulated other comprehensive income balance as of December 31, 2008 attributable to the non-controlling interests. The Company determined the out of period adjustment was not material to prior periods or to the current period.
Accounting Pronouncements Adopted January 1, 2009 on a Prospective Basis
Effective January 1, 2009, the Company adopted the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 8 for further discussion.
In April 2008, the FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company has not

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
entered into any acquisition transactions during the quarter ended March 31, 2009, therefore the adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company did not complete any acquisitions during the quarter ended March 31, 2009, therefore adoption of SFAS 141(R) has not yet impacted the Company.
New Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 30, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The Company does not expect the adoption of FSP FAS 107-1 on April 1, 2009 to have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP Financial Accounting Standard 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for fiscal years and interim periods beginning after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 on July 1, 2009 to have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after June 15, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009, is not permitted. The Company does not expect the adoption of FSP FAS 157-4 for the quarter ending after June 15, 2009 to have a material impact on its consolidated financial position or results of operations.
3. REAL ESTATE INVESTMENTS
As of March 31, 2009 and December 31, 2008 the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	March 31, 2009	December 31, 2008

Land	$694,126	$695,408
Building and improvements	3,473,987	3,481,289
Tenant improvements	418,828	419,440

	4,586,941	$4,596,137

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Acquisitions and Dispositions
The Company’s acquisitions are accounted for by the purchase method in accordance with SFAS 141(R). The results of each acquired property are included in the Company’s results of operations from their respective purchase dates. The Company did not complete any acquisitions during the periods covered in these financial statements.
On March 16, 2009, the Company sold 305 Harper Drive, a 14,980 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $1.1 million.
On February 4, 2009, the Company sold two office properties, totaling 66,664 net rentable square feet in Exton, Pennsylvania, for an aggregate sales price of $9.0 million.
All sales above are included within discontinued operations.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2009, the Company had an aggregate investment of approximately $86.1 million in its 13 unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA and one Real Estate Venture constructed and sold condominiums in Charlottesville, VA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Company does not record operating losses of the Real Estate Ventures in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Net property	$549,771	$553,833
Other assets	92,095	94,165
Other Liabilities	38,824	37,863
Debt	437,141	515,832
Equity	165,901	94,164
Company’s share of equity (Company’s basis)	86,090	71,028
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2009 and 2008 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	Three-month periods
	ended March 31,
	2009	2008
Revenue	$26,564	$26,461
Operating expenses	9,566	9,509
Interest expense, net	7,152	7,646
Depreciation and amortization	8,822	9,410
Net income (loss)	1,024	(104)
Company’s share of income (Company basis)	586	1,115
As of March 31, 2009, the Company had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of March 31, 2009 and December 31, 2008, the Company’s deferred costs were comprised of the following (in thousands):

	March 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$113,022	$(42,410)	$70,612
Financing Costs	24,422	(12,099)	12,323

Total	$137,444	$(54,509)	$82,935

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,170	(11,577)	13,593

Total	$140,432	$(51,105)	$89,327

6. INTANGIBLE ASSETS
As of March 31, 2009 and December 31, 2008, the Company’s intangible assets were comprised of the following (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	March 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$140,659	$(72,211)	$68,448
Tenant relationship value	103,077	(43,747)	59,330
Above market leases acquired	20,371	(12,734)	7,637

Total	$264,107	$(128,692)	$135,415

Below market leases acquired	$81,390	$(36,596)	$44,794

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

As of March 31, 2009, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2009	$26,631	$7,389
2010	30,118	8,383
2011	23,145	7,072
2012	17,712	6,335
2013	12,724	5,895
Thereafter	25,085	9,720

Total	$135,415	$44,794

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at March 31, 2009 and December 31, 2008 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

			Effective
	March 31	December 31,	Interest		Maturity
Property / Location	2009	2008	Rate		Date
MORTGAGE DEBT:
Two Logan Square	$68,579	$68,808	5.78	%(a)	Jul-09
200 Commerce Drive	5,661	5,684	7.12	%(a)	Jan-10
Plymouth Meeting Exec.	42,605	42,785	7.00	%(a)	Dec-10
Four Tower Bridge	10,325	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,509	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	59,403	59,784	8.05%		Oct-11
Research Office Center	40,599	40,791	5.30	%(a)	Oct-11
Concord Airport Plaza	36,368	36,617	5.55	%(a)	Jan-12
Six Tower Bridge	13,886	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	60,580	60,910	7.25%		May-13
Coppell Associates	3,132	3,273	6.89%		Dec-13
Southpoint III	3,715	3,863	7.75%		Apr-14
Tysons Corner	99,153	99,529	5.36	%(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	482,115	484,890
Plus: unamortized fixed-rate debt premiums, net	2,205	2,635

Total mortgage indebtedness	$484,320	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	152,301	196,680	4.62%		Nov-09
Bank Term Loan	183,000	183,000	Libor + 0.80%		Oct-10	(b)
$300.0M 5.625% Guaranteed Notes due 2010	251,222	275,545	5.61%		Dec-10
Credit Facility	200,000	153,000	Libor + 0.725%		Jun-11	(b)
$320.7M 3.875% Guaranteed Exchangeable Notes due 2026	275,530	282,030	5.50%		Oct-11
$300.0M 5.750% Guaranteed Notes due 2012	300,000	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	250,000	250,000	5.53%		Nov-14
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,240,663	2,268,865
less: unamortized exchangeable debt discount	(11,066)	(12,176)
Plus: unamortized fixed-rate debt discounts, net	(2,581)	(2,718)

Total unsecured indebtedness	$2,227,016	$2,253,971

Total Debt Obligations	$2,711,336	$2,741,496

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	These loans may be extended to June 29, 2012 at the Company’s discretion.
During the three-month periods ended March 31, 2009 and 2008, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.40% and 6.25%, respectively.
During the three months ended March 31, 2009, the Company repurchased $44.4 million of 2009 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $1.5 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.1 million.
During the three months ended March 31, 2009, the Company repurchased $24.3 million of 2010 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $3.0 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.1 million.
During the three months ended March 31, 2009, the Company repurchased $6.5 million of 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $2.1 million. In addition, the

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Company accelerated amortization of the related deferred financing costs of $0.1 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect the Company’s adoption of FSP APB 14-1.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is Eurodollar plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2009, the Company had $200.0 million of borrowings, $15.1 million of letters of credit outstanding under the Credit Facility, and a $15.3 million holdback in connection with our historic tax credit transaction leaving $369.6 million of unused availability. During the three-month periods ended March 31, 2009 and 2008, the weighted-average interest rate on the Credit Facility was 3.02% and 3.90% respectively. As of March 31, 2009 and 2008, the weighted average interest rate on the Credit Facility was 1.27% and 3.69% respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of March 31, 2009.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of March 31, 2009, the Company had no borrowings outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 at which point the agreement was not renewed.
As of March 31, 2009, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2009	$227,984
2010	491,074
2011	596,759
2012	351,052
2013	58,546
Thereafter	986,297

Total principal payments	2,711,712
Net unamortized premiums/discounts	(376)

Outstanding indebtedness	$2,711,336

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
Risks and Uncertainties
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
credit stresses on most businesses. The Company believes that vacancy rates may increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties, or other counter parties such as the counter parties in our derivative contracts.
The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on its financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that the Company and other real estate companies frequently access, such as the unsecured bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although management believes that the quality of the Company’s assets and its strong balance sheet will enable the Company to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that the Company will be able to borrow funds on terms that are economically attractive or at all. As of March 31, 2009, the Company has maturing debt of $228.0 million in 2009 and $491.1 million in 2010 (Note 7). These amounts do not include the Credit Facility or the Bank Term Loan as those loans can be extended until 2012 at the Company’s discretion. Management is focused on continuing to enhance the Company’s liquidity and strengthening its balance sheet through capital retention, targeted sales activity and management of existing and prospective liabilities. The Company intends to improve liquidity (and refinance maturing debt) through a combination of secured mortgages and selective asset sales.
The Company’s Credit Facility, Bank Term Loan and the indenture governing the unsecured public debt securities (Note 7) contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the Credit Facility is subject to compliance with such financial and other covenants. In the event that the Company fails to satisfy these covenants, it would be in default under the Credit Facility, the Bank Term Loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.
Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively effect the ability of the Company to perform its obligations under the Credit Facility. While the Company believes that there are currently no material adverse effect events, the Company is operating in unprecedented economic times and it is possible that such events could arise which would limit the Company’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the Credit Facility and the borrowings under the Credit Facility would become due and payable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.
The Company was in compliance with all financial covenants as of March 31, 2009. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
Use of Derivative Financial Instruments
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2009. The notional amounts at March 31, 2009 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
The fair value of the hedges at March 31, 2009 and December 31, 2008 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge		Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation	3/31/2009	12/31/2008		Strike	Date	Date	3/31/2009	12/31/2008
Swap	Interest Rate	Cash Flow(b)	$84,700	$78,000	(a)	4.709%	9/20/07	10/18/10	$3,439	$7,204
Swap	Interest Rate	Cash Flow(b)	25,000	25,000		4.415%	10/19/07	10/18/10	739	1,439
Swap	Interest Rate	Cash Flow(b)	25,000	25,000		3.747%	11/26/07	10/18/10	563	1,111
Swap	Interest Rate	Cash Flow(b)	25,000	25,000		3.338%	9/23/07	12/18/09	381	603
Swap	Interest Rate	Cash Flow(b)	25,774	25,774		2.975%	10/16/08	10/30/10	300	628
Forward Starting Swap	Interest Rate	Cash Flow(c)	25,000	25,000		4.770%	1/4/08	12/18/19	1,549	4,079
Forward Starting Swap	Interest Rate	Cash Flow(c)	25,000	25,000		4.423%	3/19/08	12/18/19	1,208	3,402

			$235,474	$228,774					$8,179	$18,466

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three month periods ended March 31, 2009 and 2008. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.
9. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2009, income from discontinued operations relates to the three properties that the company sold during 2009. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three month period ended March 31, 2009 (in thousands):

Three-month periods
ended March 31, 2009
Revenue:
Rents	$206
Tenant reimbursements	16
Other	63

Total revenue	285

Expenses:
Property operating expenses	91
Real estate taxes	17
Depreciation and amortization	57

Total operating expenses	165

Interest income	(1)

Income from discontinued operations before gain on sale of interests in real estate	119

Net gain on sale of interests in real estate	194

Income from discontinued operations	313
Income from discontinued operations attributable to non-controlling interests	(10)

Income from discontinued operations attributable to Brandywine Realty Trust	$303

For the three-month period ended March 31, 2008, income from discontinued operations relates to properties that the Company sold through March 31, 2009. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three month period ended March 31, 2008 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Three-month periods
ended March 31, 2009
Revenue:
Rents	$14,355
Tenant reimbursements	577
Termination fees	25
Other	99

Total revenue	15,056

Expenses:
Property operating expenses	4,661
Real estate taxes	1,400
Depreciation and amortization	4,636

Total operating expenses	10,697

Interest income	6
Interest expense	(1,352)

Income from discontinued operations before gain on sale of interests in real estate	3,013

Net gain on sale of interests in real estate	7,981

Income from discontinued operations	10,994
Income from discontinued operations attributable to non-controlling interests	(463)

Income from discontinued operations attributable to Brandywine Realty Trust	$10,531

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES
Operating Partnership
As of March 31, 2009 and December 31, 2008, the aggregate book value of the non-controlling interests associated with these units in the accompanying consolidated balance sheet was $52.4 million and $53.0 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $8.0 million and $21.7 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.
Non-Controlling Interest – Partners’ Share of Consolidated Real Estate Ventures
As of March 31, 2009 and December 31, 2008, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Company is the primary beneficiary and these consolidated real estate ventures are variable interest entities under FIN 46R.
The non-controlling interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at March 31, 2009 and a nominal amount as of December 31, 2008. The Company believes that the aggregate settlement value of these interests was approximately $8.1 million and $9.1 million at March 31, 2009 and December 31, 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the non-controlling interest partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
11. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(1,186)	$(1,186)	$2,603	$2,603

Net (loss) income attributable to non-controlling interests	105	105	(64)	(64)
Amount allocable to unvested restricted shareholders	(37)	(37)	(167)	(167)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common shareholders	(3,116)	(3,116)	374	374

Income from discontinued operations	313	313	10,994	10,994
Net income from discontinued operations attributable to non-controlling interests	(10)	(10)	(463)	(463)

Discontinued operations attributable to common shareholders	303	303	10,531	10,531

Net (loss) income available to common shareholders	$(2,813)	$(2,813)	$10,905	$10,905

Denominator
Weighted-average shares outstanding	88,210,384	88,210,384	87,073,721	87,073,721
Contingent securities/Stock based compensation	—	—	—	14,410

Total weighted-average shares outstanding	88,210,384	88,210,384	87,073,721	87,088,131

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$(0.03)	$(0.03)	$—	$—
Discontinued operations attributable to common shareholders	—	—	0.13	0.13

Net (loss) income attributable to common shareholders	$(0.03)	$(0.03)	$0.13	$0.13

Securities totaling 2,816,621 and 3,719,618 as of March 31, 2009 and 2008, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2009 and 2008, earnings representing nonforfeitable dividends as noted in table above were allocated to the unvested restricted shares.
Common and Preferred Shares
On March 18, 2009, the Company declared a distribution of $0.10 per Common Share, totaling $8.9 million, which was paid on April 17, 2009 to shareholders of record as of April 3, 2009. On March 18, 2009, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
The Company issued 2,000,000 7.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) for net proceeds of $48.1 million in 2003. The Series C Preferred Shares are perpetual. On or after December 30, 2008, the Company, at its option, may redeem the Series C Preferred Shares, in whole or in part, by paying $25.00 per share plus accrued but unpaid dividends.
The Company issued 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) for net proceeds of $55.5 million in 2004. The Series D Preferred Shares are perpetual. On or after February 27, 2009, the Company, at its option, may redeem the Series D Preferred Shares, in whole or in part, by paying $25.00 per share plus accrued but unpaid dividends. The Company could not redeem Series D Preferred Shares before February 27, 2009 except to preserve its REIT status.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized us to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company did not repurchase any shares during the three month period ended March 31, 2009. As of March 31, 2009, the Company may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
12. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At March 31, 2009, the Company had 1,754,648 options outstanding under its shareholder approved equity incentive plan. There were 1,694,424 options unvested as of March 31, 2009 and $0.9 million of unrecognized compensation expense associated with these options recognized over a weighted average of 2.0 years. During the three months ended March 31, 2009 the Company recognized $0.1 million of compensation expense, included in general and administrative expense related to unvested options.
Option activity as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at March 31, 2009	1,754,648	$20.41	8.77	$(30,093)

Vested at March 31, 2009	60,223	$14.71	1.58	$(714,070)

Exercisable at March 31, 2009	60,223	$14.71	1.58	$(714,070)

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Restricted Share Awards
As of March 31, 2009, 373,742 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at March 31, 2009 was approximately $6.5 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.7 years. The Company recognized compensation expense related to outstanding restricted shares of $0.4 million and $0.7 million during the three-month periods ended March 31, 2009 and 2008, respectively, and such amounts are included in general and administrative expense in the respective periods. See Note 2 for the Company’s determination that restricted share awards previously classified as a liability will be accounted for as equity classified awards.
The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2009:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	—	—
Vested	(100,020)	29.50
Forfeited	(1,734)	21.09

Non-vested at March 31, 2009	373,742	$19.36

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
For the three-month periods ended March 31, 2009 and 2008, the Company recognized $0.3 million and $0.4 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
price per share for a specified period. Under the plan document, the maximum participant contribution for the 2008 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the quarter ended March 31, 2009, employees made purchases of $0.1 million under the ESPP and the Company recognized a nominal amount of compensation expense related to the ESPP. During the quarter ended March 31, 2008, employees made purchases of $0.1 million under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. As of March 31, 2009 and 2008, the Company recorded a net reduction in compensation costs of $0.2 million and $0.6 million, respectively, in connection with the Plan due to the decline in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the deferral plan.
Participants in the Deferred Compensation Plan (the “Plan”) may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in A Rabbi Trust and Invested, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At March 31, 2009 and 2008, there were 0.2 million shares to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
13. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of Project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. The remaining funds will be advanced in 2009 and 2010 subject to the Company’s achievement of certain construction milestones and its compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the Project in 2010, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
In exchange for its contributions into the Project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the Project. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Company concluded that the Project should be consolidated in accordance with FIN 46R. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.2 million is included in other liabilities on the Company’s consolidated balance sheet at March 31, 2009 and December 31, 2008. The Company anticipates that upon completion of the Project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at March 31, 2009 is $2.5 million and is included in other assets on the Company’s consolidated balance sheet.
New Markets Tax Credit Transaction
On December 30, 2008, the Company entered into a transaction with USB related to the Cira Garage Project (“garage project”) in Philadelphia, Pennsylvania and expects to receive a net benefit of $7.8 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.
USB contributed $13.3 million into the garage project and as such they are entitled to substantially all of the benefits derived from the tax credit, but they do not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. Accordingly, the USB contribution of $13.3 million is included in other liabilities on the Company’s consolidated balance sheet at March 31, 2009 and December 31, 2008.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at March 31, 2009 is $5.2 million and is included in other assets on the Company’s consolidated balance sheet.
The Company anticipates that it will recognize the net cash received as revenue in the year ended December 31, 2014. The NMTC is subject to 100% recapture for a period of seven years.
14. SEGMENT INFORMATION
As of March 31, 2009, the Company manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Company now considers this segment to be Austin, Texas. The California segment was previously broken out into California – North and California – South. Upon the completion of the Northern California transaction in 2008, the Company owns three properties and two land parcels in Northern California. As a result, the California – North and the California – South segments, effective as of the fourth quarter of 2008, are combined into the California segment. The Company has restated the corresponding items of segment information for the three months ended March 31, 2008 to conform to the new presentation.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Segment information is as follows (in thousands):

		Metropolitan,	New Jersey	Richmond,		Austin,
	Pennsylvania	D.C.	/Delaware	Virginia	California	Texas	Corporate	Total
As of March 31, 2009:
Real estate investments, at cost:
Operating properties	$1,730,255	$1,368,591	$676,916	$295,974	$236,516	$278,689	$—	$4,586,941
Construction-in-progress	$—	$—	$—	$—	$—	$—	$138,310	$138,310
Land inventory	$—	$—	$—	$—	$—	$—	$112,902	$112,902

As of December 31, 2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$236,693	$280,825	$—	$4,596,137
Construction-in-progress	$—	$—	$—	$—	$—	$—	$122,219	$122,219
Land inventory	$—	$—	$—	$—	$—	$—	$112,699	$112,699

For the three-months ended March 31, 2009:
Total revenue	$60,453	$36,204	$29,450	$9,502	$7,374	$9,092	$(207)	$151,868
Property operating expenses, real estate taxes and third party management expenses	23,551	14,271	14,118	3,886	3,334	3,970	(397)	62,733

Net operating income	$36,902	$21,933	$15,332	$5,616	$4,040	$5,122	$190	$89,135

For the three-months ended March 31, 2008:
Total revenue	$63,642	$34,963	$28,591	$9,227	$7,329	$9,064	$(572)	$152,244
Property operating expenses, real estate taxes and third party management expenses	22,188	12,614	12,595	3,026	2,955	4,138	1,215	58,731

Net operating income	$41,454	$22,349	$15,996	$6,201	$4,374	$4,926	$(1,787)	$93,513

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Net operating income is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Three-month periods
	ended March 31,
	2009	2008
	(amounts in thousands)
Consolidated net operating income	$89,135	$93,513
Less:
Interest expense	(35,646)	(37,043)
Deferred financing costs	(1,252)	(1,508)
Depreciation and amortization	(52,569)	(51,304)
General & administrative expenses	(4,958)	(4,912)
Provision for impairment of real estate	(3,700)	—
Plus:
Interest income	579	203
Equity in income of real estate ventures	586	1,115
Net loss on sales of interests in undepreciated real estate	—	(24)
Gain on early extinguishment of debt	6,639	2,563

Income (loss) from continuing operations	(1,186)	2,603
Income from discontinued operations	313	10,994

Net (loss) income	$(873)	$13,597

15. COMMITMENTS AND CONTINGENCIES
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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2009 are as follows (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

2009	$1,490
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,274
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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 702,006 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Company is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also agreed not to sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
During 2008, in connection with our development of the PO Box/IRS and Cira Garage projects, we entered into a historic tax credit and new market tax credit arrangement, respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements. Refer to Note 13 for further discussion on the tax credit transactions.
16. SUBSEQUENT EVENTS
On April 1, 2009, the Company closed an $89.8 million first mortgage financing on Two Logan Square, a 702,006 square foot office property located in Philadelphia, Pennsylvania. The new loan features a 7.57% interest rate and a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. $68.6 million was used to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.2 million was used for general corporate purposes including the repayment of existing indebtedness.
On April 29, 2009, the Company sold an office property containing 122,543 net rentable square feet located in Bethesda, MD, for a sales price of $26.5 million.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31,	December 31,
	2009	2008 (as adjusted)
ASSETS
Real estate investments:
Operating properties	$4,586,941	$4,596,137
Accumulated depreciation	(663,843)	(639,688)

Operating real estate investments, net	3,923,098	3,956,449
Construction-in-progress	138,310	122,219
Land inventory	112,902	112,699

Total real estate invesmtents, net	4,174,310	4,191,367

Cash and cash equivalents	4,083	3,924
Cash in escrow	—	31,385
Accounts receivable, net	10,068	11,762
Accrued rent receivable, net	85,072	86,362
Investment in real estate ventures, at equity	86,090	71,028
Deferred costs, net	82,935	89,327
Intangible assets, net	135,415	145,757
Notes receivable	49,343	48,048
Other assets	60,673	59,008

Total assets	$4,687,989	$4,737,968

LIABILITIES AND EQUITY
Mortgage notes payable	$484,320	$487,525
Borrowing under credit facilities	200,000	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,844,016	1,917,970
Accounts payable and accrued expenses	89,094	74,824
Distributions payable	11,138	29,288
Tenant security deposits and deferred rents	58,973	58,692
Acquired below market leases, net	44,794	47,626
Other liabilities	51,064	63,545

Total liabilities	2,966,399	3,015,470
Commitments and contingencies (Note 15)
Redeemable limited partnership units 2,816,621 and 3,719,618 issued and outstanding in 2009 and 2008, respectively	52,663	54,166
Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2008 and 2007	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2008 and 2007	55,538	55,538
General Partnership Capital, 88,600,253 and 88,610,053 units issued in 2009 and 2008, respectively and 88,216,061 and 88,158,937 units outstanding in 2009 and 2008, respectively	1,571,868	1,581,887
Accumulated other comprehensive loss	(6,534)	(17,005)

Total Brandywine Operating Partnership’s equity	1,668,784	1,668,332
Non-controlling interest — consolidated real estate ventures	143	—

Total equity	1,668,927	1,668,332

Total liabilities and equity	$4,687,989	$4,737,968

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended
	March 31,
	2009	2008 (as adjusted)
Revenue:
Rents	$123,604	$123,511
Tenant reimbursements	22,464	19,039
Termination fees	113	3,232
Third party management fees, labor reimbursement and leasing	4,764	5,679
Other	923	783

Total revenue	151,868	152,244

Operating Expenses:
Property operating expenses	45,155	40,920
Real estate taxes	15,463	15,565
Third party management expenses	2,115	2,246
Depreciation and amortization	52,569	51,304
General & administrative expenses	4,958	4,912
Provision for impairment on real estate	3,700	—

Total operating expenses	123,960	114,947

Operating income	27,908	37,297
Other Income (Expense):
Interest income	579	203
Interest expense	(35,646)	(37,043)
Interest expense — Deferred financing costs	(1,252)	(1,508)
Equity in income of real estate ventures	586	1,115
Net loss on disposition of undepreciated real estate	—	(24)
Gain on early extinguishment of debt	6,639	2,563

Income (loss) from continuing operations	(1,186)	2,603

Discontinued operations:
Income from discontinued operations	119	3,013
Net gain on disposition of discontinued operations	194	7,981

	313	10,994

Net (loss) income	(873)	13,597
Net loss (income) allocated to non-controlling interests	6	(40)

Net (loss) income attributable to Brandywine Operating Partnership	(867)	13,557
Preferred share dividends	(1,998)	(1,998)
Amount allocated to unvested restricted shareholders	(37)	(167)

Income (loss) allocated to Common Partnership Units	$(2,902)	$11,392

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.03)	$0.00
Discontinued operations	0.00	0.13

	$(0.03)	$0.13

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.03)	$0.00
Discontinued operations	0.00	0.13

	$(0.03)	$0.13

Basic weighted average common partnership units outstanding	91,027,005	90,895,006

Diluted weighted average commpn partnership units outstanding	91,027,005	90,909,416

Net (loss) income attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$(1,186)	$2,603
Income from discontinued operations	313	10,994

Net (loss) income	$(873)	$13,597

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods ended
	March 31,
	2009	2008 (unadjusted)
Net income	$(873)	$13,597
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	10,287	(4,832)
Reclassification of realized (gains) on derivative financial instruments to operations, net	(20)	(20)
Unrealized gain on available-for-sale securities	—	248

Total other comprehensive income (loss)	10,267	(4,604)

Comprehensive income	$9,394	$8,993

Comprehensive income (loss) attributable to non-controlling interests	6	(40)

Comprehensive income attributable to Brandywine Operating Partnership	$9,400	$8,953

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2009	2008 (as adjusted)
Cash flows from operating activities:
Net income	$(873)	$13,597
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	39,403	40,363
Amortization:
Deferred financing costs	1,252	1,509
Deferred leasing costs	4,493	4,090
Acquired above (below) market leases, net	(1,741)	(2,278)
Acquired lease intangibles	8,729	11,488
Deferred compensation costs	1,021	1,215
Straight-line rent	(1,912)	(6,609)
Provision for doubtful accounts	3,234	1,250
Provision for impairment in real estate	3,700	—
Real estate venture income in excess of distributions	(656)	(544)
Net gain on sale of interests in real estate	(194)	(7,957)
Gain on early extinguishment of debt	(6,639)	(2,563)
Cummulative interest accretion on repayments of unsecured notes	(202)	(435)
Changes in assets and liabilities:
Accounts receivable	1,376	3,906
Other assets	(2,258)	(2,808)
Accounts payable and accrued expenses	15,430	20,165
Tenant security deposits and deferred rents	1,129	1,032
Other liabilities	(2,525)	(2,732)

Net cash from operating activities	62,767	72,689
Cash flows from investing activities:
Sales of properties, net	8,650	26,172
Capital expenditures	(30,484)	(38,901)
Investment in unconsolidated real estate ventures	(14,961)	(249)
Escrowed cash	31,385	—
Cash distributions from unconsolidated real estate ventures in excess of equity in income	555	81
Leasing costs	(5,146)	(3,851)

Net cash used in investing activities	(10,001)	(16,748)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	140,000	57,000
Repayments of Credit Facility borrowings	(93,000)	(49,280)
Repayments of mortgage notes payable	(3,205)	(3,561)
Repayments of unsecured notes	(68,243)	(21,385)
Amortization of debt discount	1,111	1,840
Debt financing costs	18	(85)
Distributions paid to preferred and common partnership unitholders	(29,288)	(42,218)

Net cash used in financing activities	(52,607)	(57,689)

Increase (decrease) in cash and cash equivalents	159	(1,748)
Cash and cash equivalents at beginning of period	3,924	5,600

Cash and cash equivalents at end of period	$4,083	$3,852

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$13,108	$18,163
Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	950	—
Capital expenditures financed through accounts payable at period end	5,899	19,349
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. As of March 31, 2009, the Partnership owned 211 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.5 million net rentable square feet. The Partnership also has two properties under development and six properties under redevelopment containing an aggregate 2.3 million net rentable square feet. As of March 31, 2009, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 245 properties with an aggregate of 26.2 million net rentable square feet. As of March 31, 2009, the Company owned economic interests in 13 unconsolidated real estate ventures that contain approximately 4.3 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2008, owned a 96.1% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of March 31, 2009, the management company subsidiaries were managing properties containing an aggregate of approximately 36.9 million net rentable square feet, of which approximately 25.8 million net rentable square feet related to Properties owned by the Partnership and approximately 11.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of March 31, 2009, the results of its operations for the three-month periods ended March 31, 2009 and 2008 and its cash flows for the three-month periods ended March 31, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.
Reclassifications and Revisions
During the year ended December 31, 2008 the Partnership identified certain instances dating back to 1998 in which the Partnership canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Partnership has changed the classification of the affected restricted share grants from equity to liability awards (the “tax withholding adjustment”) in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), and its predecessors. For the three month period ended March 31, 2008, general and administrative expenses decreased by $(0.1) million for the tax withholding adjustment. For the three month period ended March 31, 2008, the tax withholding adjustment changed the distributions paid to shareholders on the Partnership’s consolidated statements of cash flows by $0.1 million.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the adoption of new accounting pronouncements.
See “Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis” and “Accounting Pronouncements Adopted January 1, 2009 on a Prospective Basis” for details pertaining to the changes to prior periods resulting from the adoption of new accounting pronouncements.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”) and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
Impairment or Disposal of Long-Lived Assets
Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is generally to hold its properties over the long-term, the Company will dispose of properties to meet its liquidity needs or for other strategic

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale.
At March 31, 2009, during the Company’s impairment review, it determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $1.1 million and $6.1 million for the three-month periods ended March 31, 2009 and 2008. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.8 million and $0.5 million for the three-month periods ended March 31, 2009 and 2008. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. Termination fees received from tenants, bankruptcy settlement fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
Stock-Based Compensation Plans
The Partnership maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of March 31, 2009, 3.3 million common shares remained available for future awards under the 1997 Plan. Through March 31, 2009, all options awarded under the 1997 Plan had a one to ten-year term.
The Partnership recognized stock-based compensation expense of $1.0 million and $1.2 million during the three-month periods ended March 31, 2009 and 2008, respectively, and such amounts are included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
related to the Partnership’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Fair Value Measurements
The Partnership adopted Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Accordingly, the Partnership adopted SFAS 157 for non-financial assets effective January 1, 2009.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Partnership’s outstanding derivatives and available-for-sale-securities effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.
The following table sets forth the Partnership’s financial and non-financial assets and liabilities that were accounted for, at fair value on a recurring and non-recurring basis as of March 31, 2009:

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Available-for-Sale Securities	$256	$256	$—	$—

Liabilities:
Interest Rate Swaps	$5,422	$—	$5,422	$—
Forward Starting Interest Rate Swaps	2,757	—	2,757	—

	$8,179	$—	$8,179	$—

Non-Recurring
Real Estate Held for Investment	$25,500	$—	$—	$25,500
The Partnership determined the fair value of the real estate held for investment using the held and used model as discussed in the Impairment or Disposal of Long-Lived Assets section in Note 2.
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
The adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Partnership’s financial and non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Partnership would apply SFAS 157 where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not re-measured at least annually at fair value,

•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and

•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.
Income Taxes
In general, the Partnership is not subject to federal and state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners of the Partnership are required

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis
Effective January 1, 2009, the Partnership adopted the FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 were adopted on January 1, 2009 and applied retrospectively.
FSP APB 14-1 impacted the Partnership’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Partnership’s consolidated financial statements and results of operations. The principal liability outstanding was $275.5 million at March 31, 2009 and $282.3 million at December 31, 2008. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component was $11.1 million at March 31, 2009 and $12.2 million at December 31, 2008. The debt discount of the liability will be amortized through October 15, 2011. The effective interest rate at March 31, 2009 and 2008 was 5.5%. The Partnership recognized $2.7 million and $3.3 million of contractual coupon interest during the three-month periods ended March 31, 2009 and 2008, respectively. During the three-month periods ended March 31, 2009 and 2008, the Partnership recognized $1.0 million of interest on amortization of the debt discount. The application of FSP APB 14-1 resulted in an aggregate of approximately $3.9 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense was approximately $4.3 million for fiscal 2008, and this amount (before netting) increased in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The application of FSP APB 14-1 required the Partnership to reduce the amount of gain recognized on early extinguishment of debt in the twelve-months ended December 31, 2008 by approximately $2.6 million.
Effective January 1, 2009, the Partnership adopted the FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
class method. FSP EITF 03-6-1 was applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 required the Partnership to include the impact of its unvested restricted shares in earnings per share using this more dilutive methodology. The face of the Partnership’s consolidated statement of operations and earnings per share disclosure (See Note 11) has been updated to reflect the adoption of FSP EITF 03-6-1 and are presented as amounts allocated to unvested restricted shareholders.
Effective January 1, 2009, the Partnership adopted the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests” (“SFAS No. 160”). Under this statement, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests will be treated as equity transactions. The face of the Partnership’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of SFAS No. 160. SFAS No. 160 did not have material impact on the Partnership’s financial position or results of operations. The Partnership also adopted the recent revisions on EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, which became effective upon its adoption of SFAS 160. As a result of the Partnership’s adoption of these standards, amounts are now presented as non-controlling interests in consolidated real estate ventures within equity (amounts were nominal as December 31, 2008). There has been no change in the measurement of this line item from amounts previously reported. Limited partnership units have been included in the mezzanine section (between liability and equity) on the accompanying consolidated balance sheets. These units are redeemable by the holders for the cash equivalent thereof or at the Company’s option, a like number of unregistered common shares of the Company. Historically we have recorded the redeemable partnership units at their redemption amount (fair value) as of the balance sheet date. In accordance with Topic D-98 the redeemable partnership units should be adjusted to the maximum redemption amount at each balance sheet date, however it is not appropriate to reduce the amounts below a certain floor. The units should not be recorded at less than the original issue value of the units adjusted for income allocation and distributions. The revised presentation and floor measurement required by SFAS 160 and D-98 have been adopted retrospectively.
In accordance with the Partnership’s retrospective adoption of FSP APB 14-1 and D-98, the December 31, 2008 balance sheet herein has been revised as follows:

		APB 14-1	D-98
	As Reported	Adjustment	Adjustment	As Revised
Construction-in-progress	$121,402	$817	$—	$122,219
Deferred costs, net	89,866	(539)	—	89,327
Unsecured bonds, net of discount	1,930,147	(12,177)	—	1,917,970
Redeemable limited partnership units	21,716	—	32,450	54,166
General partnership capital	1,601,882	12,455	(32,450)	1,581,887
Total equity	$1,688,327	$12,455	$(32,450)	$1,668,332
Accounting Pronouncements Adopted January 1, 2009 on a Prospective Basis
Effective January 1, 2009, the Partnership adopted the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 8 for further discussion.
In April 2008, the FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. The Partnership has not entered into any acquisition transactions during the quarter ended March 31, 2009, therefore the adoption of FSP 142-3 did not have a material impact on the Partnership’s consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership did not complete any acquisitions during the quarter ended March 31, 2009, therefore adoption of SFAS 141(R) has not yet impacted the Partnership.
New Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 30, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The Partnership does not expect the adoption of FSP FAS 107-1 on April 1, 2009 to have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP Financial Accounting Standard 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for fiscal years and interim periods beginning after June 15, 2009. The Partnership does not expect the adoption of FSP FAS 115-2 and FAS 124-2 on July 1, 2009 to have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“ FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after June 15, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009, is not permitted. The Partnership does not expect the adoption of FSP FAS 157-4 on June 15, 2009 to have a material impact on its consolidated financial position or results of operations.
3. REAL ESTATE INVESTMENTS
As of March 31, 2009 and December 31, 2008 the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	March 31, 2009	December 31, 2008
Land	$694,126	$695,408
Building and improvements	3,473,987	3,481,289
Tenant improvements	418,828	419,440

	$4,586,941	$4,596,137

Acquisitions and Dispositions
The Partnership’s acquisitions are accounted for by the purchase method in accordance with SFAS 141(R). The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates. The Partnership did not complete any acquisitions during the periods covered in these financial statements.
On March 16, 2009, the Partnership sold 305 Harper Drive, a 14,980 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $1.1 million.
On February 4, 2009 the Partnership sold two office properties, totaling 66,664 net rentable square feet in Exton, Pennsylvania, for an aggregate sales price of $9.0 million.
All sales above are included within discontinued operations.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2009, the Partnership had an aggregate investment of approximately $86.1 million in its 13 unconsolidated Real Estate Ventures. The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA and one Real Estate Venture constructed and sold condominiums in Charlottesville, VA.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Partnership does not record operating losses of the Real Estate Ventures in excess of its investment balance unless the Partnership is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2009 and December 31, 2008 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	March 31,	December 31,
	2009	2008
Net property	$549,771	$553,833
Other assets	92,095	94,165
Other Liabilities	38,824	37,863
Debt	437,141	515,832
Equity	165,901	94,164
Partnership’s share of equity (Partnership’s basis)	86,090	71,028
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three-month periods
	ended March 31,
	2009	2008
Revenue	$26,564	$26,461
Operating expenses	9,566	9,509
Interest expense, net	7,152	7,646
Depreciation and amortization	8,822	9,410
Net income	1,024	(104)
Partnership’s share of income (Partnership’s basis)	586	1,115
As of March 31, 2009, the Partnership had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of March 31, 2009 and December 31, 2008, the Partnership’s deferred costs were comprised of the following (in thousands):

	March 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$113,022	$(42,410)	$70,612
Financing Costs	24,422	(12,099)	12,323

Total	$137,444	$(54,509)	$82,935

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,170	(11,577)	13,593

Total	$140,432	$(51,105)	$89,327

6. INTANGIBLE ASSETS
As of March 31, 2009 and December 31, 2008, the Partnership’s intangible assets were comprised of the following (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	March 31, 2009
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$140,659	$(72,211)	$68,448
Tenant relationship value	103,077	(43,747)	59,330
Above market leases acquired	20,371	(12,734)	7,637

Total	$264,107	$(128,692)	$135,415

Below market leases acquired	$81,390	$(36,596)	$44,794

	December 31, 2008
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

As of March 31, 2009, the Partnership’s annual amortization for its intangible assets/liabilities are as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2009	$26,631	$7,389
2010	30,118	8,383
2011	23,145	7,072
2012	17,712	6,335
2013	12,724	5,895
Thereafter	25,085	9,720

Total	$135,415	$44,794

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at March 31, 2009 and December 31, 2008 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

			Effective
	March 31	December 31,	Interest		Maturity
Property / Location	2009	2008	Rate		Date
MORTGAGE DEBT:
Two Logan Square	$68,579	$68,808	5.78%	(a)	Jul-09
200 Commerce Drive	5,661	5,684	7.12%	(a)	Jan-10
Plymouth Meeting Exec.	42,605	42,785	7.00%	(a)	Dec-10
Four Tower Bridge	10,325	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,509	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	59,403	59,784	8.05%		Oct-11
Research Office Center	40,599	40,791	5.30%	(a)	Oct-11
Concord Airport Plaza	36,368	36,617	5.55%	(a)	Jan-12
Six Tower Bridge	13,886	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	60,580	60,910	7.25%		May-13
Coppell Associates	3,132	3,273	6.89%		Dec-13
Southpoint III	3,715	3,863	7.75%		Apr-14
Tysons Corner	99,153	99,529	5.36%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	482,115	484,890
Plus: unamortized fixed-rate debt premiums, net	2,205	2,635

Total mortgage indebtedness	$484,320	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	152,301	196,680	4.62%		Nov-09
Bank Term Loan	183,000	183,000	Libor + 0.80%		Oct-10	(b)
$300.0M 5.625% Guaranteed Notes due 2010	251,222	275,545	5.61%		Dec-10
Credit Facility	200,000	153,000	Libor + 0.725%		Jun-11	(b)
$320.7M 3.875% Guaranteed Exchangeable Notes due 2026	275,530	282,030	5.50%		Oct-11
$300.0M 5.750% Guaranteed Notes due 2012	300,000	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	250,000	250,000	5.53%		Nov-14
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,240,663	2,268,865
less: unamortized exchangeable debt discount	(11,066)	(12,176)
Plus: unamortized fixed-rate debt discounts, net	(2,581)	(2,718)

Total unsecured indebtedness	$2,227,016	$2,253,971

Total Debt Obligations	$2,711,336	$2,741,496

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	These loans may be extended to June 29, 2012 at the Partnership’s discretion.
During the three-month periods ended March 31, 2009 and 2008, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.40% and 6.25%, respectively.
During the three months ended March 31, 2009, the Partnership repurchased $44.4 million of 2009 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $1.5 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.1 million.
During the three months ended March 31, 2009, the Partnership repurchased $24.3 million of 2010 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $3.0 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.1 million.
During the three months ended March 31, 2009, the Partnership repurchased $6.5 million of 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $2.1 million. In addition, the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Partnership accelerated amortization of the related deferred financing costs of $0.1 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect the Partnership’s adoption of FSP APB 14-1.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is Eurodollar plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2009, the Partnership had $200.0 million of borrowings, $15.1 million of letters of credit outstanding under the Credit Facility, and a $15.3 million holdback in connection with our historic tax credit transaction leaving $369.6 million of unused availability. During the three-month periods ended March 31, 2009 and 2008, the weighted-average interest rate on the Credit Facility was 3.02% and 3.90% respectively. As of March 31, 2009 and 2008, the weighted average interest rate on the Credit Facility was 1.27% and 3.69% respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Partnership was in compliance with all financial covenants as of March 31, 2009.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of March 31, 2009, the Partnership had no borrowings outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 at which point the agreement was not renewed.
As of March 31, 2009, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2009	$227,984
2010	491,074
2011	596,759
2012	351,052
2013	58,546
Thereafter	986,297

Total principal payments	2,711,712
Net unamortized premiums/discounts	(376)

Outstanding indebtedness	$2,711,336

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Partnership believes that vacancy rates may increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties, or other counter parties such as the counter parties in our derivative contracts.
The Partnership expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
effective rents. These conditions would negatively affect the Partnership’s future net income and cash flows and could have a material adverse effect on its financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that the Partnership and other real estate companies frequently access, such as the unsecured bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although management believes that the quality of the Partnership’s assets and its strong balance sheet will enable the Partnership to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that the Partnership will be able to borrow funds on terms that are economically attractive or at all. As of March 31, 2009, the Partnership has maturing debt of $228.0 million in 2009 and $491.1 million in 2010 (Note 7). These amounts do not include the Credit Facility or the Bank Term Loan as those loans can be extended until 2012 at the Partnership’s discretion. Management is focused on continuing to enhance the Partnership’s liquidity and strengthening its balance sheet through capital retention, targeted sales activity and management of existing and prospective liabilities. The Partnership intends to improve liquidity (and refinance maturing debt) through a combination of secured mortgages and selective asset sales.
The Partnership’s Credit Facility, Bank Term Loan and the indenture governing the unsecured public debt securities (Note 7) contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the Credit Facility is subject to compliance with such financial and other covenants. In the event that the Partnership fails to satisfy these covenants, it would be in default under the Credit Facility, the Bank Term Loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.
Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Partnership borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Partnership taken as a whole or which could negatively effect the ability of the Partnership to perform its obligations under the Credit Facility. While the Partnership believes that there are currently no material adverse effect events, the Partnership is operating in unprecedented economic times and it is possible that such events could arise which would limit the Partnership’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Partnership in default under the terms of the Credit Facility and the borrowings under the Credit Facility would become due and payable. If the Partnership is unable to obtain a waiver, this would have a material adverse effect on the Partnership’s financial position and results of operations.
The Partnership was in compliance with all financial covenants as of March 31, 2009. Management continuously monitors the Partnership’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Partnership currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Partnership may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at March 31, 2009. The notional amounts at March 31, 2009 provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
The fair value of the hedges at March 31, 2009 and December 31, 2008 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge				Notional Amount					Trade	Maturity	Fair Value
Product	Type	Designation			3/31/2009	12/31/2008			Strike	Date	Date	3/31/2009	12/31/2008
Swap	Interest Rate	Cash Flow	(b	)	$84,700	$78,000	(a	)	4.709%	9/20/07	10/18/10	$3,439	$7,204
Swap	Interest Rate	Cash Flow	(b	)	25,000	25,000			4.415%	10/19/07	10/18/10	739	1,439
Swap	Interest Rate	Cash Flow	(b	)	25,000	25,000			3.747%	11/26/07	10/18/10	563	1,111
Swap	Interest Rate	Cash Flow	(b	)	25,000	25,000			3.338%	9/23/07	12/18/09	381	603
Swap	Interest Rate	Cash Flow	(b	)	25,774	25,774			2.975%	10/16/08	10/30/10	300	628
Forward Starting Swap	Interest Rate	Cash Flow	(c	)	25,000	25,000			4.770%	1/4/08	12/18/19	1,549	4,079
Forward Starting Swap	Interest Rate	Cash Flow	(c	)	25,000	25,000			4.423%	3/19/08	12/18/19	1,208	3,402

					$235,474	$228,774						$8,179	$18,466

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three month periods ended March 31, 2009 and 2008. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Partnership has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Partnership could be adversely affected if such tenants go into default on their leases.
9. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2009, income from discontinued operations relates to the three properties that the Partnership sold during 2009. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three month period ended March 31, 2009 (in thousands):

Three-month period
ended March 31, 2009
Revenue:
Rents	$206
Tenant reimbursements	16
Other	63

Total revenue	285

Expenses:
Property operating expenses	91
Real estate taxes	17
Depreciation and amortization	57

Total operating expenses	165

Interest income	(1)

Income from discontinued operations before gain on sale of interests in real estate	119

Net gain on sale of interests in real estate	194

Income from discontinued operations attributable to Brandywine Operating Partnership	$313

For the three-month period ended March 31, 2008, income from discontinued operations relates to properties that the Partnership sold through March 31, 2009. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three month period ended March 31, 2008 (in thousands):

Three-month period
ended March 31, 2008
Revenue:
Rents	$14,355
Tenant reimbursements	577
Termination fees	25
Other	99

Total revenue	15,056

Expenses:
Property operating expenses	4,661
Real estate taxes	1,400
Depreciation and amortization	4,636

Total operating expenses	10,697

Interest income	6
Interest expense	(1,352)

Income from discontinued operations before gain on sale of interests in real estate	3,013

Net gain on sale of interests in real estate	7,981

Income from discontinued operations attributable to Brandywine Operating Partnership	$10,994

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. NON-CONTROLLING INTEREST — PARTNERS’ SHARE OF CONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2009 and December 31, 2008, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Partnership is the primary beneficiary and these consolidated real estate ventures are variable interest entities under FIN 46R.
The non-controlling interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at March 31, 2009 and a nominal amount as of December 31, 2008. The Partnership believes that the aggregate settlement value of these interests was approximately $8.1 million and $9.1 million as of March 31, 2009 and December 31, 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(1,186)	$(1,186)	$2,603	$2,603
Net (loss) income attributable to non-controlling interests	6	6	(40)	(40)
Amount allocable to unvested restricted shareholders	(37)	(37)	(167)	(167)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common unitholders	(3,215)	(3,215)	398	398
Discontinued operations attributable to common unitholders	313	313	10,994	10,994

Net (loss) income available to common unitholders	$(2,902)	$(2,902)	$11,392	$11,392

Denominator

Weighted-average shares outstanding	91,027,005	91,027,005	90,895,006	90,895,006
Contingent securities/Stock based compensation	—	—	—	14,410

Total weighted-average common partnership units outstanding	91,027,005	91,027,005	90,895,006	90,909,416

Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$(0.03)	$(0.03)	$—	$—
Discontinued operations attributable to common unitholders	—	—	0.13	0.13

Net (loss) income attributable to common unitholders	$(0.03)	$(0.03)	$0.13	$0.13

Unvested restricted shares are considered participating securities which require the use of the two-class method for the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
computation of basic and diluted earnings per share. For the three months ended March 31, 2009 and 2008, earnings representing nonforfeitable dividends as noted in table above were allocated to the unvested restricted shares.
Common Partnership Unit and Preferred Mirror Units
On March 18, 2009, the Partnership declared a $0.10 per unit cash distribution to holders of Class A Units totaling $0.3 million.
On March 18, 2009, the Partnership declared a distribution of $0.10 per Common Partnership Unit, totaling $8.9 million, which was paid on April 17, 2009 to unitholders of record as of April 3, 2009. On March 18, 2009, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of March 30, 2009. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2009 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Partnership maintains a share repurchase program under which the Board has authorized us to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Partnership did not repurchase any shares during the three month period ended March 31, 2009. As of March 31, 2009, the Partnership may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Partnership to repurchase any shares. The Partnership may discontinue the program at any time.
12. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At March 31, 2009, the Company had 1,754,648 options outstanding under its shareholder approved equity incentive plan. There were 1,694,424 options unvested as of March 31, 2009 and $0.9 million of unrecognized compensation expense associated with these options recognized over a weighted average of 2.0 years. During the three months ended March 31, 2009 the Partnership recognized $0.1 million of compensation expense, included in general and administrative expense related to unvested options.
Option activity as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at March 31, 2009	1,754,648	$20.41	8.77	$(30,093)

Vested at March 31, 2009	60,223	$14.71	1.58	$(714,070)

Exercisable at March 31, 2009	60,223	$14.71	1.58	$(714,070)

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Restricted Share Awards
As of March 31, 2009, 373,742 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at March 31, 2009 was approximately $6.5 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.7 years. The Partnership recognized compensation expense related to outstanding restricted shares of $0.4 million and $0.7 million during the three-month periods ended March 31, 2009 and 2008, respectively, and such amounts are included in general and administrative expense in the respective periods. See Note 2 for the Partnership’s determination that restricted share awards previously classified as a liability will be accounted for as equity classified awards.
The following table summarizes the Partnership’s restricted share activity for the three-months ended March 31, 2009:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	—	—
Vested	(100,020)	29.50
Forfeited	(1,734)	21.09

Non-vested at March 31, 2009	373,742	$19.36

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
For the three-month periods ended March 31, 2009 and 2008, the Partnership recognized $0.3 million and $0.4 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2008 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the quarter ended March 31, 2009, employees made purchases of $0.1 million under the ESPP and the Company recognized a nominal amount of compensation expense related to the ESPP. During the quarter ended March 31, 2008, employees made purchases of $0.1 million under the ESPP and the Partnership recognized $0.1 million of compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. As of March 31, 2009 and 2008, the Company recorded a net reduction in compensation costs of $0.2 million and $0.6 million, respectively, in connection with the Plan due to the decline in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the deferral plan.
Participants in the Deferred Compensation Plan (the “Plan”) may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in A Rabbi Trust and Invested, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At March 31, 2009 and 2008, there were 0.2 million shares to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
13. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Partnership closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of Project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. The remaining funds will be advanced in 2009 and 2010 subject to the Partnership’s achievement of certain construction milestones and its compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the Project in 2010, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
In exchange for its contributions into the Project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest in the Project. The Partnership believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Partnership through fee arrangements to receive substantially all available cash flow from the Project, the Partnership concluded that the Project should be consolidated in accordance with FIN 46R. The Partnership also concluded that capital contributions received from USB, in substance, are consideration that the Partnership receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.2 million is included in other liabilities on the Partnership’s consolidated balance sheet at March 31, 2009 and December 31, 2008. The Partnership anticipates that upon completion of the Project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at March 31, 2009 is $2.5 million and is included in other assets on the Partnership’s consolidated balance sheet.
New Markets Tax Credit Transaction
On December 30, 2008, the Partnership entered into a transaction with USB related to the Cira Garage Project (“garage project”) in Philadelphia, Pennsylvania and expects to receive a net benefit of $7.8 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.
USB contributed $13.3 million into the garage project and as such they are entitled to substantially all of the benefits derived from the tax credit, but they do not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest. The Partnership believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide various other guarantees to USB, the Partnership concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and the Partnership’s obligation is relieved. Accordingly, the USB contribution of $13.3 million is included in other liabilities on the Partnership’s consolidated balance sheet at March 31, 2009 and December 31, 2008.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at March 31, 2009 is $5.2 million and is included in other assets on the Partnership’s consolidated balance sheet.
The Partnership anticipates that it will recognize the net cash received as revenue in the year ended December 31, 2014. The NMTC is subject to 100% recapture for a period of seven years.
14. SEGMENT INFORMATION
As of March 31, 2009, the Partnership manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Partnership now considers this segment to be Austin, Texas. The California segment was previously broken out into California—North and California—South. Upon the completion of the Northern California transaction in 2008, the Partnership owns three properties and two land parcels in Northern California. As a result, the California—North and the California—South segments are now combined into the California segment. The Partnership has restated the corresponding items of segment information for earlier periods to conform to the new presentation.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Segment information is as follows (in thousands):

		Metropolitan,	New Jersey	Richmond,
	Pennsylvania	D.C.	/Delaware	Virginia	California	Austin, Texas	Corporate	Total
As of March 31, 2009:
Real estate investments, at cost:
Operating properties	$1,730,255	$1,368,591	$676,916	$295,974	$236,516	$278,689	$—	$4,586,941
Construction-in-progress	$—	$—	$—	$—	$—	$—	$138,310	$138,310
Land inventory	$—	$—	$—	$—	$—	$—	$112,902	$112,902

As of December 31, 2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$236,693	$280,825	$—	$4,596,137
Construction-in-progress	$—	$—	$—	$—	$—	$—	$122,219	$122,219
Land inventory	$—	$—	$—	$—	$—	$—	$112,699	$112,699

For the three-months ended March 31, 2009:
Total revenue	$60,453	$36,204	$29,450	$9,502	$7,374	$9,092	$(207)	$151,868
Property operating expenses, real estate taxes and third party management expenses	23,551	14,271	14,118	3,886	3,334	3,970	(397)	62,733

Net operating income	$36,902	$21,933	$15,332	$5,616	$4,040	$5,122	$190	$89,135

For the three-months ended March 31, 2008:
Total revenue	$63,642	$34,963	$28,591	$9,227	$7,329	$9,064	$(572)	$152,244
Property operating expenses, real estate taxes and third party management expenses	22,188	12,614	12,595	3,026	2,955	4,138	1,215	58,731

Net operating income	$41,454	$22,349	$15,996	$6,201	$4,374	$4,926	$(1,787)	$93,513

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Net operating income is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Three-month periods
	ended March 31,
	2009	2008
	(amounts in thousands)
Consolidated net operating income	$89,135	$93,513
Less:
Interest expense	(35,646)	(37,043)
Deferred financing costs	(1,252)	(1,508)
Depreciation and amortization	(52,569)	(51,304)
General & administrative expenses	(4,958)	(4,912)
Provision for impairment of real estate	(3,700)	—
Plus:
Interest income	579	203
Equity in income of real estate ventures	586	1,115
Net loss on sales of interests in undepreciated real estate	—	(24)
Gain on early extinguishment of debt	6,639	2,563

Income (loss) from continuing operations	(1,186)	2,603
Income from discontinued operations	313	10,994

Net (loss) income	$(873)	$13,597

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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2009 are as follows (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

2009	$1,490
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,274
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
Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Partnership (which the Partnership refers to as the TRC acquisition), the Partnership acquired its interest in Two Logan Square, a 702,006 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Partnership is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which the Partnership acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for the Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Partnership under the tax protection agreement entered into as part of the transaction.
As part of the Partnership’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Partnership agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Partnership agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Partnership also agreed not to sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Partnership’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Partnership were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Partnership may be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
During 2008, in connection with our development of the PO Box/IRS and Cira Garage projects, we entered into a historic tax credit and new market tax credit arrangement, respectively. The Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements. Refer to Note 13 for further discussion on the tax credit transactions.
16. SUBSEQUENT EVENTS
On April 1, 2009, the Partnership closed an $89.8 million first mortgage financing on Two Logan Square, a 702,006 square foot office property located in Philadelphia, Pennsylvania. The new loan features a 7.57% interest rate and a seven-year term with three years of interest only payments with principal amounts based on a thirty-year amortization schedule. $68.6 million was used to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.2 million was used for general corporate purposes including the repayment of existing indebtedness.
On April 29, 2009, the Partnership sold an office property containing 122,543 net rentable square feet located in Bethesda, MD, for a sales price of $26.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	changes in general economic conditions;

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	the unavailability of equity and debt financing, particularly in light of the current economic environment;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	tenant defaults and the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the impact of unrealized hedging transactions;

•	failure of acquisitions to perform as expected;

•	unanticipated costs associated with the acquisition, integration and operation of, our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure of dispositions to close in a timely manner;

•	failure of buyers to comport with terms of their financing agreements to us;

•	earthquakes and other natural disasters;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three-months ended March 31, 2009 and 2008 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW
As of March 31, 2009, our portfolio consisted of 211 office properties, 22 industrial facilities and one mixed-use property that contain an aggregate of approximately 23.5 million net rentable square feet. In addition, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. These 237 properties make up our core portfolio. We also had, as of March 31, 2009, two properties under development and six properties under redevelopment containing an aggregate 2.3 million net rentable square feet. Therefore, as of March 31, 2009, we consolidated 245 properties with an aggregate of 26.2 million net rentable square feet. As of March 31, 2009, we also held economic interests in 13 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.3 million net rentable square feet.
As of March 31, 2009, we managed our portfolio within six geographic segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Austin and Coppell.
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
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. We believe that vacancy rates may increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in our Properties.
We expect that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that we and other real estate companies frequently access, such as the unsecured bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although we believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at March 31, 2009 was 89.3%. Our overall occupancy at March 31, 2009, including our eight properties under development or redevelopment, was 83.7%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 7.6% of our aggregate final annualized base rents as of March 31, 2009 (representing approximately 7.9% of the net rentable square feet of the Properties) expire without penalty in 2009. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the three months ended March 31, 2009, we achieved a 62.0% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $18.0 million or 15.9% of total receivables (including accrued rent receivable) as of March 31, 2009 compared to $15.5 million or 13.6% of total receivables (including accrued rent receivable) as of December 31, 2008.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
We plan to reduce capital expenditures during 2009 compared to prior years by concentrating only on those capital expenditures that are absolutely necessary. At March 31, 2009, we were proceeding on two developments and six redevelopments sites aggregating 2.3 million square feet with total projected costs of $440.7 million of which $276.5 million remained to be funded. These amounts include $355.5 million of total project costs for the combined 30th Street Post Office (100% pre-leased to the Internal Revenue Service) and Cira South Garage (94.3% pre-leased to the Internal Revenue Service) in Philadelphia, Pennsylvania of which $257.2 million remained to be funded at March 31, 2009. We are also finishing the lease-up of four recently completed developments for which we expect to spend an additional $35.6 million in the remainder of 2009. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of March 31, 2009, we owned approximately 495 acres of undeveloped land. We currently have no plans to develop these land parcels and instead will look to opportunistically dispose of them to generate additional liquidity. However, if circumstances change and we decide to proceed with development, we would be subject to risks associated with development of this land including construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.
RECENT PROPERTY TRANSACTIONS
During the three month period ended March 31, 2009, we sold three office properties, containing an aggregate of 0.1 million net rentable square feet. Specifically:
— On February 4, 2009, we sold 748 and 855 Springdale Drive, two office properties located in Exton, Pennsylvania containing 66,664 net rentable square feet, for a sales price of $9.0 million.
— On March 16, 2009, we sold 305 Harper Drive, an office property located in Moorestown, NJ containing 14,980 net rentable square feet, for a sales price of $1.1 million.
— On April 29, 2009, we sold 7735 Old Georgetown Road, an office property located in Bethesda, MD containing 122,543 net rentable square feet, for a sales price of $26.5 million. At March 31, 2009, we incurred an impairment charge of $3.7 million to mark down this building to its fair market value.
We continually reassess our portfolio to determine properties that may be in our best interest to sell depending on strategic or economic factors. From time to time, the decision to sell properties in the short term could result in an impairment or other loss being taken by the Company and such losses could be material to the statement of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in accounting policies are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets and the allowance for doubtful accounts. Actual results may differ from those estimates and assumptions.
Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008. See also Note 2 in our unaudited consolidated financial statements for the three-month period ended March 31, 2009 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2009 and 2008
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 233 properties containing an aggregate of approximately 23.2 million net rentable square feet that we owned for the entire three-month periods ended March 31, 2009 and 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2009 and 2008) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2009 and 2008 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the non-controlling interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of three-months ended March 31, 2009 to the three-months ended March 31, 2008

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	2009	2008	2009	2008	(Decrease)
Revenue:
Cash rents	$116,313	$113,049	$3,264	$649	$58	$3,370	$2,845	$(375)	$(702)	$119,957	$115,250	$4,707
Straight-line rents	1,637	5,982	(4,345)	94	—	176	413	—	—	1,907	6,395	(4,488)
Rents — FAS 141R	1,681	1,437	244	—	—	59	429	—	—	1,740	1,866	(126)

Total rents	119,631	120,468	(837)	743	58	3,605	3,687	(375)	(702)	123,604	123,511	93
Tenant reimbursements	21,294	17,884	3,410	193	(7)	909	1,071	68	91	22,464	19,039	3,425
Termination fees	113	3,232	(3,119)	—	—	—	—	—	—	113	3,232	(3,119)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	4,764	5,679	4,764	5,679	(915)
Other, excluding termination fees	351	530	(179)	1	—	103	3	468	250	923	783	140

Total revenue	141,389	142,114	(725)	937	51	4,617	4,761	4,925	5,318	151,868	152,244	(376)

Property operating expenses	41,843	39,221	(2,622)	732	(408)	2,099	2,191	481	(84)	45,155	40,920	(4,235)
Real estate taxes	14,290	14,593	303	526	414	460	449	187	109	15,463	15,565	102
Third party management expenses	—	—	—	—	—	—	—	2,115	2,246	2,115	2,246	131
Subtotal	85,256	88,300	(3,044)	(321)	45	2,058	2,121	2,142	3,047	89,135	93,513	(4,378)

General & administrative expenses	—	—	—	—	—	—	—	4,958	4,912	4,958	4,912	(46)
Depreciation and amortization	48,335	48,802	467	1,045	19	2,106	1,592	1,083	891	52,569	51,304	(1,265)

Operating Income (loss)	$36,921	$39,498	$(2,577)	$(1,366)	$26	$(48)	$529	$(3,899)	$(2,756)	$31,608	$37,297	$(5,689)

Number of properties	233	233		4	4	8	8			245	245
Square feet	23,172	23,172		669	669	2,337	2,337			26,178	26,178

Other Income (Expense):
Interest income										579	203	376
Interest expense										(35,646)	(37,043)	1,397
Interest expense — Deferred financing costs										(1,252)	(1,508)	256
Equity in income of real estate ventures										586	1,115	(529)
Net loss on disposition of undepreciated assets										—	(24)	24
Provision for impairment of real estate										(3,700)	—	(3,700)
Gain on early extinguishment of debt										6,639	2,563	4,076

Income (loss) from continuing operations										(1,186)	2,603	(3,789)
Income from discontinued operations										313	10,994	(10,681)

Net (loss) income										$(873)	$13,597	$(14,470)

Earnings per common share										($0.03)	$0.13	$(0.16)

EXPLANATORY NOTES

(a)	-	Results include: two developments and six redevelopment properties.

Total Revenue
Cash rents from the Total Portfolio increased by $4.7 million from first quarter 2008 to first quarter 2009, primarily reflecting:
1)	An additional $3.3 million at the Same Store Portfolio from free rent periods converting to cash rent subsequent to the first quarter of 2008. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.

2)	An additional $0.6 million from four properties that we completed and placed in service subsequent to the first quarter of 2008.
Tenant reimbursements at the Total Portfolio increased by $3.4 million from the first quarter of 2008 to the first quarter of 2009 as a result of increased property operating expenses of $4.0 million.
Third party management fees, labor reimbursement and leasing decreased by $0.9 million from first quarter 2008 to first quarter 2009 as a result of the termination of the management fee contract on March 31, 2008 that we entered into when we sold the 10 office properties located in Reading and Harrisburg, PA.
Property Operating Expenses
Property operating expenses, including real estate taxes and third party management fees, at the Total Portfolio increased by $4.0 million from first quarter 2008 to first quarter 2009, primarily due to an increase in bad debt expense of $2.0 million. We also incurred an additional $1.3 million from four properties that we completed and placed in service subsequent to the first quarter of 2008.
Depreciation and Amortization Expense
Depreciation and amortization increased by $1.3 million from first quarter 2008 to first quarter 2009, primarily due to $1.0 million of depreciation and amortization expense recorded on the four properties completed and placed in service subsequent to the first quarter of 2008.
Provision for Impairment on Real Estate
During our impairment review, we determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale.
Interest Income/ Expense
The increase in interest income by approximately $0.4 million is due to the accretion of the $40.0 million interest free note receivable from the sale of the NCA properties in the fourth quarter of 2008. The note receivable was recorded at the present value on the date of sale of $37.1 million.
Interest expense decreased by $1.4 million primarily due to lower mortgage notes payable outstanding at March 31, 2009 in comparison to March 31, 2008 as a result of certain mortgage notes payable being paid off or assumed in sale of properties subsequent to the first quarter of 2008. The decrease is also the result of a lower weighted average interest rate on Credit Facility borrowings in the first quarter of 2009.
Gain on early extinguishment of debt
During the three months ended March 31, 2009, we repurchased $6.5 million of our $345.0 million 3.875% Exchangeable Notes, $44.4 million of our $275.0 million 4.500% Guaranteed Notes due 2009 and $24.3 million of our $300.0 million 5.625% Guaranteed Notes due 2010 which resulted in a gain on early extinguishment of debt of $6.6 million. In addition, the Company expensed the pro-rata portion of the related deferred financing costs in the amount of $0.3 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of FSP APB 14-1 on the repurchase.
During the first quarter of 2008, we repurchased $24.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 86.3036% which resulted in a $2.6 million gain we reported for the early extinguishment of debt. In addition, we expensed the pro-rata portion of the related deferred financing costs in the amount of $0.4 million. The gain on extinguishment of debt has been retrospectively adjusted to reflect our adoption of FSP APB 14-1 on the repurchase.
Discontinued Operations
During the first quarter of 2009, we sold two properties in Exton, PA and one property in Moorestown, NJ. These properties had total revenue of $0.3 million, operating expenses of $0.1 million and gains on sale of $0.2 million.
The March 31, 2008 amounts is reclassified to include the operations of the properties sold during the first quarter of 2009, as well as all properties that were sold through the year ended December 31, 2008. Therefore, the discontinued operations amount for the first quarter of 2008 includes total revenue of $15.1 million, operating expenses of $6.1 million, depreciation and amortization expense of $4.6 million and gains on sale of $8.0 million.
Net (Loss) Income
Net income decreased by $14.5 million from the first quarter of 2008 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are generally amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings (loss) per Common Share
Loss per share was $0.03 for the first quarter of 2009 as compared to earnings per share $0.13 for the first quarter of 2008 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares subsequent to the first quarter of 2008 and the issuance of common shares upon the vesting of restricted common shares.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:
•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund repayment of certain debt instruments when they mature,

•	fund current development and redevelopment costs, and

•	fund distributions declared by our Board of Trustees.
We believe that with the general downturn in the economy, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of our markets in 2009 and possibly beyond. As a result of the potential negative effects on our revenue from the overall reduced demand for office space, our cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, we expect that we would finance any shortfalls through borrowings under our Credit Facility and other debt and equity financings.
We believe that our liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective Property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, developments and construction businesses. We believe our revenue, together with proceeds from property sales and secured debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility and unsecured notes.
Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to fund development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. It is possible, in these unusual and uncertain times that one or more lenders in our revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from its revolving credit facility when needed.
Our liquidity management remains a top priority. We continue to proactively pursue new financing opportunities to ensure an appropriate balance sheet position through 2009. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and development funding needs. We believe that our current balance sheet and outlook for 2009 are in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets. On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property. The new loan features a 7.57% interest rate and a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. $68.6 million was used to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.2 million was used for general corporate purposes including the repayment of existing indebtedness. On April 14, 2009, we entered into a mortgage loan commitment for our One Logan Square property which we expect will provide $60.0 million of debt. There is no assurance that the lender will ultimately provide the financing pursuant to the terms of the commitment letter or at all. We will also consider other properties within our portfolio where it may be in our best interest to obtain a secured mortgage. We will also consider sales of selected Properties as another source of managing our liquidity. In addition, during 2009, our expectation is that we will receive $23.8 million as the second contribution under the historic tax credit transaction that we entered into with US Bancorp. If economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We will also continue to evaluate the potential of paying our quarterly dividend in stock.

We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. If more than one rating agency were to downgrade our credit rating, our access to capital in the unsecured debt market would be more limited and the interest rate under our existing credit facility and term loan would increase.
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
Asset sales during 2008 and through the first quarter of 2009 have also been a source of cash. During the first quarter of 2009 we sold three properties, containing an aggregate of 0.1 million net rentable square feet for net cash proceeds of $8.7 million. Since mid-2007, we have used proceeds from asset sales to repay existing indebtedness, provide capital for our development activities and strengthen our financial condition. There is no guarantee that we will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2009 and December 31, 2008, we maintained cash and cash equivalents of $4.1 million and $3.9 million, respectively, an increase of $0.2 million. This increase was the result of the following changes in cash flow from our activities for the three-month periods ended March 31 (in thousands):

Activity	2009	2008
Operating	$62,767	$72,689
Investing	(10,001)	(16,748)
Financing	(52,607)	(57,689)

Net cash flows	$159	$(1,748)

Our principal source of cash flows is from the operation of our properties. The decrease in cash flows from operating activities is primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations as well as the impact of properties sold subsequent to March 31, 2008. We do not restate our cash flow for discontinued operations.
The decrease in cash flows used in investing activities is primarily attributable to our capital expenditures for tenant and building improvements and leasing commissions decreasing by $7.1 million in the first quarter of 2009 compared to the first quarter of 2008.
Decreased cash used in financing activities is primarily attributable to the decrease in our distributions paid to shareholders from $40.4 million in the first quarter of 2008 to $28.4 million in the first quarter of 2009. This decrease was offset by an increase in the net activity of our credit facility and unsecured notes from $14.1 million in the first quarter of 2008 to $21.4 million in the first quarter if 2009.
Capitalization
Indebtedness
During the three months ended March 31, 2009, we repurchased $44.4 million of 2009 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $1.5 million. In addition, we accelerated amortization of the related deferred financing costs of $0.1 million.

During the three months ended March 31, 2009, we repurchased $24.3 million of 2010 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $3.0 million. In addition, we accelerated amortization of the related deferred financing costs of $0.1 million.
During the three months ended March 31, 2009, we repurchased $6.5 million of 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $2.1 million. In addition, we accelerated amortization of the related deferred financing costs of $0.1 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of FSP APB 14-1.
As of March 31, 2009, we had approximately $2,711.3 million of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility (net of discounts) at March 31, 2009 and December 31, 2008:

	March 31,	December31,
	2009	2008
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,435,200	$2,505,659
Variable rate — unhedged	276,136	235,836

Total	$2,711,336	$2,741,495

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	89.8%	91.4%
Variable rate — unhedged	10.2%	8.6%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.4%	5.6%
Variable rate — unhedged	1.8%	2.1%
Total	5.1%	5.1%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by us.
We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of March 31, 2009.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governed an additional $113.0 million of 4.34% unsecured notes that matured in December 2008, contain (or contained) financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of March 31, 2009.
We have mortgage loans that are collateralized by certain of our Properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. We intend to refinance or repay our mortgage loans as they mature. Historically, this has been completed primarily through the use of unsecured debt or equity, however, in the current economic environment we will first look to selectively sell Properties or obtain secured mortgages on certain of our Properties. On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property. The new loan features a 7.57% interest rate and a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. $68.6 million was used to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.2 million was used for general corporate purposes including the repayment of existing indebtedness. On April 14, 2009, we entered into a mortgage loan commitment for our One Logan Square property which we expect will provide $60.0 million of debt. There is no assurance that the lender will ultimately provide the financing pursuant to the terms of the commitment letter or at all.

Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.
As of March 31, 2009, we had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Equity
On March 18, 2009, we declared a distribution of $0.10 per Common Share, totaling $8.9 million, which we paid on April 17, 2009 to shareholders of record as of April 3, 2009. The Operating Partnership simultaneously declared a $0.10 per unit cash distribution to holders of Class A Units totaling $0.3 million.
On March 18, 2009, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006, our Board restored capacity to 3.5 million common shares. As of March 31, 2009, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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
Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market have substantially widened. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, we expect debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly, or even impossible, for us to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from our shelf registration statements as we have been able to do in the past. Such conditions would also limit our ability to raise capital through asset dispositions at attractive prices or at all.
Inflation

A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of March 31, 2009:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$482,115	$75,682	$240,200	$60,954	$105,279
Revolving credit facility	200,000	—	200,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	1,846,597	152,301	815,686	250,000	628,610
Ground leases (b)	300,954	1,986	4,554	4,637	289,777
Interest expense	697,775	130,591	221,876	179,943	165,365
Development contracts (c)	128,764	94,219	34,545	—	—
Other liabilities	4,946	153	—	—	4,793

	$3,844,151	$454,932	$1,699,861	$495,534	$1,193,824

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land lease for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by us. Such amounts, if any will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarely real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments
As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 702,006 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and we, through our ownership of the second and third mortgages are the primary beneficiary. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
We are currently being audited by the Internal Revenue Service for our 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which we acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for us. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against us under the tax protection agreement entered into as part of the transaction.
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300

Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also agreed not sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expired at the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
In connection with our development of the PO Box/IRS and Cira Garage projects, during 2008, we entered into a historic tax credit and new markets tax credit arrangement, respectively. We are required to be in compliance with various laws, regulations and contractual provisions that apply to our historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to USB or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit arrangements runs through 2015. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2009, our consolidated debt consisted of $484.3 million in fixed rate mortgages, $200.0 million borrowings under our Credit Facility, $183.0 million borrowings in an unsecured term loan and $1,844.0 million in unsecured notes (net of discounts) of which $1,791.0 million are fixed rate borrowings and $53.0 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of March 31, 2009, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.1 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, including the Notes, of approximately $17.6 million at March 31, 2009.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of March 31, 2009 we effectively hedged debt with a notional amount of $185.5 million through five interest rate swap agreements. These instruments have an aggregate fair value of $5.4 million at March 31, 2009.
We also have two forward starting swaps with a notional amount of $50.0 million at March 31, 2009 which we expect will be used as a cash flow hedge of the variability in 10 years of forecasted interest payments, beginning in December 2009.
The total carrying value of our variable rate debt was approximately $461.6 million and $414.6 million at March 31, 2009 and December 31, 2008, respectively. The total fair value of our debt, excluding the Notes, was approximately $444.1 million and $398.7 million at March 31, 2009 and December 31, 2008, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes of approximately $2.8 million at March 31, 2009, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $2.4 million at December 31, 2008.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $11.9 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $12.5 million.
At March 31, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $461.6 million. At March 31, 2009, the interest rate on our variable rate debt was approximately 1.46%. If market interest rates on our variable rate debt change by 100 basis points, total interest expense would change by approximately $0.7 million for the quarter ended March 31, 2009.
These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended March 31, 2009:

				Total
				Number of	Maximum
				Shares	Number of
	Total			Purchased as	Shares that May
	Number of		Average	Part of Publicly	Yet Be Purchased
	Shares		Price Paid Per	Announced Plans	Under the Plans
	Purchased		Share	or Programs	or Programs (a)
2009:
January	25,755	(b)	$6.96	—	539,200
February	—			—	539,200
March	5,008	(b)	$2.52	—	539,200

Total	30,763			—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.

(b)	Represents Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees in satisfaction of tax withholding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits
10.1	Form of Restricted Share Award (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

10.2	Form of Performance Unit Award Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

10.3	Form of Incentive Share Option Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

10.4	Form of Non-Qualified Share Option Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

10.5	2009 — 2011 Performance Unit Award Program (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)

Date: May 8, 2009	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President, Accounting & Treasurer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)

BRANDYWINE REALTY TRUST, as general partner

Date: May 8, 2009	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President, Accounting & Treasurer
(Principal Accounting Officer)