Form 10-Q
period 2014-09-30
BRANDYWINE OPERATING PARTNERSHIP, L.P.; BRANDYWINE REALTY TRUST
filed 2014-10-31
CIK 1060386, 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number
001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)
_________________________
Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)
_________________________

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 325-5600
_________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
A total of 178,982,369 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 29, 2014.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2014, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
The Company believes that combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into a single report will result in the following benefits:

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
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s Real Estate Ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) and through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
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

To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:

•	Consolidated Financial Statements; and

•	Parent Company’s and Operating Partnership’s Equity.
This report also includes separate Item 4. (Controls and Procedures) disclosures and separate Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Parent Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this report for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this report refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and Real Estate Ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,608,895	$4,669,289
Accumulated depreciation	(1,053,571)	(983,808)
Operating real estate investments, net	3,555,324	3,685,481
Construction-in-progress	140,456	74,174
Land inventory	90,842	93,351
Total real estate investments, net	3,786,622	3,853,006
Cash and cash equivalents	671,943	263,207
Accounts receivable, net	19,825	17,389
Accrued rent receivable, net	131,211	126,295
Assets held for sale	37,647	—
Investment in real estate ventures, at equity	197,539	180,512
Deferred costs, net	122,881	122,954
Intangible assets, net	105,300	132,329
Other assets	75,383	69,403
Total assets	$5,148,351	$4,765,095
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$658,601	$670,151
Unsecured term loans	200,000	450,000
Unsecured senior notes, net of discounts	1,854,779	1,475,230
Accounts payable and accrued expenses	97,022	83,693
Distributions payable	28,857	25,584
Deferred income, gains and rent	53,219	71,635
Acquired lease intangibles, net	27,388	34,444
Other liabilities	36,824	32,923
Liabilities related to assets held for sale	1,771	—
Total liabilities	2,958,461	2,843,660
Commitments and contingencies (Note 16)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2014 and 2013	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 400,000,000; 178,982,369 and 156,731,993 issued and outstanding in 2014 and 2013, respectively	1,790	1,566
Additional paid-in capital	3,310,313	2,971,596
Deferred compensation payable in common shares	6,219	5,407
Common shares in grantor trust, 384,536 in 2014 and 312,280 in 2013	(6,219)	(5,407)
Cumulative earnings	531,294	522,528
Accumulated other comprehensive loss	(2,658)	(2,995)
Cumulative distributions	(1,671,888)	(1,592,515)
Total Brandywine Realty Trust’s equity	2,168,891	1,900,220
Non-controlling interests	20,999	21,215
Total beneficiaries' equity	2,189,890	1,921,435
Total liabilities and beneficiaries' equity	$5,148,351	$4,765,095

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Rents	$120,288	$116,382	$363,581	$347,054
Tenant reimbursements	20,095	20,694	64,057	60,595
Termination fees	1,418	2,040	6,970	2,946
Third party management fees, labor reimbursement and leasing	3,932	3,263	12,269	9,652
Other	825	975	2,295	3,305
Total revenue	146,558	143,354	449,172	423,552
Operating expenses:
Property operating expenses	42,675	40,639	132,612	119,421
Real estate taxes	12,869	14,167	39,167	42,639
Third party management expenses	1,687	1,317	5,133	4,105
Depreciation and amortization	52,616	50,583	157,773	149,300
General and administrative expenses	5,900	6,436	20,086	20,323
Total operating expenses	115,747	113,142	354,771	335,788
Operating income	30,811	30,212	94,401	87,764
Other income (expense):
Interest income	528	268	1,298	448
Historic tax credit transaction income	11,853	11,853	11,853	11,853
Interest expense	(31,481)	(30,338)	(94,837)	(91,689)
Amortization of deferred financing costs	(1,566)	(1,158)	(3,952)	(3,502)
Interest expense — financing obligation	(273)	(264)	(861)	(693)
Recognized hedge activity	(828)	—	(828)	—
Equity in income (loss) of real estate ventures	(486)	714	(733)	3,757
Net gain on disposition of real estate	4,698	—	4,698	—
Net gain (loss) on sale of undepreciated real estate	—	(129)	1,184	(129)
Net gain from remeasurement of investment in RE ventures	—	—	458	7,847
Net gain (loss) on real estate venture transactions	—	—	(417)	3,683
Loss on early extinguishment of debt	(2,606)	(11)	(2,606)	(1,127)
Provision for impairment on assets held for sale	(1,765)	—	(1,765)	—
Income from continuing operations	8,885	11,147	7,893	18,212
Discontinued operations:
Income (loss) from discontinued operations	—	(43)	18	946
Net gain (loss) on disposition of discontinued operations	(3)	(16)	900	3,029
Total discontinued operations	(3)	(59)	918	3,975
Net income	8,882	11,088	8,811	22,187
Net (income) loss from discontinued operations attributable to non-controlling interests — LP units	—	1	(10)	(52)
Net income attributable to non-controlling interest — partners' share of consolidated real estate ventures	(24)	—	(12)	—
Net income attributable to non-controlling interests — LP units	(84)	(106)	(35)	(143)
Net income attributable to non-controlling interests	(108)	(105)	(57)	(195)
Net income attributable to Brandywine Realty Trust	8,774	10,983	8,754	21,992
Distribution to Preferred Shares	(1,725)	(1,725)	(5,175)	(5,175)
Nonforfeitable dividends allocated to unvested restricted shareholders	(82)	(85)	(268)	(278)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$6,967	$9,173	$3,311	$16,539
Basic income per Common Share:
Continuing operations	$0.04	$0.06	$0.01	$0.08
Discontinued operations	—	—	0.01	0.03
	$0.04	$0.06	$0.02	$0.11
Diluted income per Common Share:
Continuing operations	$0.04	$0.06	$0.01	$0.08
Discontinued operations	—	—	0.01	0.03
	$0.04	$0.06	$0.02	$0.11

Basic weighted average shares outstanding	171,606,722	156,703,348	161,866,955	151,933,441
Diluted weighted average shares outstanding	173,193,870	157,992,082	163,353,970	153,142,825
Net income attributable to Brandywine Realty Trust
Total continuing operations	$8,777	$11,041	$7,846	$18,069
Total discontinued operations	(3)	(58)	908	3,923
Net income	$8,774	$10,983	$8,754	$21,992

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$8,882	$11,088	$8,811	$22,187
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,232	(1,302)	967	9,978
Recognized hedge activity	(828)	—	(828)	—
Reclassification of realized losses on derivative financial instruments to operations, net (1)	76	64	196	232
Comprehensive income	12,362	9,850	9,146	32,397
Comprehensive income attributable to non-controlling interest	(141)	(91)	(55)	(312)
Comprehensive income attributable to Brandywine Realty Trust	$12,221	$9,759	$9,091	$32,085
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the nine-month period ended September 30, 2014
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,280	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net loss									8,754			57	8,811
Comprehensive loss										337		(2)	335
Issuance of Common Shares of Beneficial Interest			21,850,000		219	335,179							335,398
Conversion of LP Units to Common Shares			41,734			655						(655)	—
Equity issuance costs						(452)							(452)
Share-based compensation activity			279,913		5	4,597			12				4,614
Share issuance from/to Deferred Compensation Plan			78,729	72,256		(90)	812	(812)					(90)
Adjustment to non-controlling interest						(1,172)						1,172	—
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.45 per share)											(74,198)	(788)	(74,986)
BALANCE, September 30, 2014	4,000,000	$40	178,982,369	384,536	$1,790	$3,310,313	$6,219	$(6,219)	$531,294	$(2,658)	$(1,671,888)	$20,999	$2,189,890

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
For the nine-month period ended September 30, 2013
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									21,992			195	22,187
Comprehensive income										10,093		117	10,210
Issuance of Common Shares of Beneficial Interest			12,650,000		127	181,907							182,034
Equity issuance costs						(382)							(382)
Conversion of LP Units to Common Shares			81,998		1	1,240						(1,241)	—
Bonus share issuance			27,918			361							361
Share-based compensation activity			409,979	34,117	3	8,022			9				8,034
Share issuance from/to Deferred Compensation Plan			(4,838)	(11,839)			79	(79)					—
Adjustment to non-controlling interest						(766)						766	—
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.45 per share)											(68,821)	(806)	(69,627)
BALANCE, September 30, 2013	4,000,000	$40	156,703,790	313,023	$1,565	$2,970,576	$5,431	$(5,431)	$501,735	$(5,825)	$(1,567,202)	$20,269	$1,921,158

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,811	$22,187
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	157,773	151,066
Amortization of deferred financing costs	3,952	3,502
Amortization of debt discount/(premium), net	(455)	1,112
Amortization of stock compensation costs	3,622	5,510
Shares used for employee taxes upon vesting of share awards	(1,263)	(1,062)
Recognized hedge activity	828	—
Straight-line rent income	(11,416)	(16,337)
Amortization of acquired above (below) market leases, net	(5,206)	(5,372)
Straight-line ground rent expense	66	1,286
Provision for doubtful accounts	1,687	1,777
Net (gain) loss on real estate venture transactions	417	(3,683)
Net gain on sale of interests in real estate	(5,882)	(3,044)
Net gain from remeasurement of investment in a real estate venture	(458)	(7,847)
Loss on early extinguishment of debt	2,606	1,127
Provision for impairment on assets held for sale	1,765	—
Historic tax credit transaction income	(11,853)	(11,853)
Real estate venture income in excess of distributions	659	(2,371)
Deferred financing obligation	(864)	(1,392)
Changes in assets and liabilities:
Accounts receivable	(4,586)	(287)
Other assets	(10,317)	(6,660)
Accounts payable and accrued expenses	9,304	14,684
Deferred income, gains and rent	(4,430)	1,265
Other liabilities	(1,760)	1,718
Net cash from operating activities	133,000	145,326
Cash flows from investing activities:
Acquisition of properties	(12,405)	(20,758)
Sales of properties, net	81,625	145,931
Distribution of sales proceeds from real estate ventures	—	16,963
Proceeds from repayment of mortgage notes receivable	5,125	200
Capital expenditures for tenant improvements	(85,698)	(64,481)
Capital expenditures for redevelopments	(10,195)	(5,288)
Capital expenditures for developments	(48,057)	(5,399)
Reimbursement from real estate venture for pre-formation development costs	—	1,976
Advances for purchase of tenant assets, net of repayments	(212)	(420)
Investment in unconsolidated Real Estate Ventures	(16,330)	(30,142)
Escrowed cash	1,076	902
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	7,341	3,661
Leasing costs	(17,018)	(25,704)
Net cash from (used in) investing activities	(94,748)	17,441
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	—	186,000
Repayments of Credit Facility borrowings	—	(255,000)
Repayments of mortgage notes payable	(9,994)	(8,351)
Repayments of unsecured term loans	(250,828)	—
Proceeds from unsecured notes	496,459	—
Deferred financing obligation interest expense	—	697
Net proceeds from issuance of common shares	335,016	181,527
Repayments of unsecured notes	(120,361)	(13,027)
Debt financing costs	(3,630)	(6)

Exercise of stock options	709	2,240
Distributions paid to shareholders	(76,081)	(72,061)
Distributions to noncontrolling interest	(806)	(818)
Net cash from financing activities	370,484	21,201
Increase in cash and cash equivalents	408,736	183,968
Cash and cash equivalents at beginning of period	263,207	1,549
Cash and cash equivalents at end of period	$671,943	$185,517

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2014 and 2013 of $4,466 and $2,012, respectively	$92,196	$76,528
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	—	(21,649)
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,517)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	462
Change in investments in joint venture related to non-cash disposition of property	(5,897)	—
Change in investments in joint venture related to non-cash acquisition of property	—	13,040
Change in operating real estate related to non-cash adjustment to land	—	(4,386)
Change in receivable from settlement of acquisitions	619	—
Change in investments in real estate ventures related to a contribution of land	—	(6,058)
Change in capital expenditures financed through accounts payable at period end	4,415	1,210
Change in capital expenditures financed through retention payable at period end	3,479	(736)
Change in unfunded tenant allowance	(327)	(811)
Conversion of LP Units to Common Shares	655	1,241
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,608,895	$4,669,289
Accumulated depreciation	(1,053,571)	(983,808)
Operating real estate investments, net	3,555,324	3,685,481
Construction-in-progress	140,456	74,174
Land inventory	90,842	93,351
Total real estate investments, net	3,786,622	3,853,006
Cash and cash equivalents	671,943	263,207
Accounts receivable, net	19,825	17,389
Accrued rent receivable, net	131,211	126,295
Assets held for sale	37,647	—
Investment in real estate ventures, at equity	197,539	180,512
Deferred costs, net	122,881	122,954
Intangible assets, net	105,300	132,329
Other assets	75,383	69,403
Total assets	$5,148,351	$4,765,095
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$658,601	$670,151
Unsecured term loans	200,000	450,000
Unsecured senior notes, net of discounts	1,854,779	1,475,230
Accounts payable and accrued expenses	97,022	83,693
Distributions payable	28,857	25,584
Deferred income, gains and rent	53,219	71,635
Acquired lease intangibles, net	27,388	34,444
Other liabilities	36,824	32,923
Liabilities related to assets held for sale	1,771	—
Total liabilities	2,958,461	2,843,660
Commitments and contingencies (Note 16)
Redeemable limited partnership units at redemption value; 1,721,905 and 1,763,739 issued and outstanding in 2014 and 2013, respectively	25,985	26,486
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2014 and 2013	96,850	96,850
General Partnership Capital, 178,982,369 and 156,731,993 units issued and outstanding in 2014 and 2013, respectively	2,069,031	1,800,530
Accumulated other comprehensive loss	(3,042)	(3,377)
Total Brandywine Operating Partnership, L.P.’s equity	2,162,839	1,894,003
Non-controlling interest - consolidated real estate ventures	1,066	946
Total partners’ equity	2,163,905	1,894,949

Total liabilities and partners’ equity	$5,148,351	$4,765,095
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Rents	$120,288	$116,382	$363,581	$347,054
Tenant reimbursements	20,095	20,694	64,057	60,595
Termination fees	1,418	2,040	6,970	2,946
Third party management fees, labor reimbursement and leasing	3,932	3,263	12,269	9,652
Other	825	975	2,295	3,305
Total revenue	146,558	143,354	449,172	423,552
Operating expenses:
Property operating expenses	42,675	40,639	132,612	119,421
Real estate taxes	12,869	14,167	39,167	42,639
Third party management expenses	1,687	1,317	5,133	4,105
Depreciation and amortization	52,616	50,583	157,773	149,300
General & administrative expenses	5,900	6,436	20,086	20,323
Total operating expenses	115,747	113,142	354,771	335,788
Operating income	30,811	30,212	94,401	87,764
Other income (expense):
Interest income	528	268	1,298	448
Historic tax credit transaction income	11,853	11,853	11,853	11,853
Interest expense	(31,481)	(30,338)	(94,837)	(91,689)
Amortization of deferred financing costs	(1,566)	(1,158)	(3,952)	(3,502)
Interest expense — financing obligation	(273)	(264)	(861)	(693)
Recognized hedge activity	(828)	—	(828)	—
Equity in income (loss) of real estate ventures	(486)	714	(733)	3,757
Net gain on disposition of real estate	4,698	—	4,698	—
Net gain (loss) on sale of undepreciated real estate	—	(129)	1,184	(129)
Net gain from remeasurement of investment in RE ventures	—	—	458	7,847
Net gain (loss) on real estate venture transactions	—	—	(417)	3,683
Loss on early extinguishment of debt	(2,606)	(11)	(2,606)	(1,127)
Provision for impairment on assets held for sale	(1,765)	—	(1,765)	—
Income from continuing operations	8,885	11,147	7,893	18,212
Discontinued operations:
Income (loss) from discontinued operations	—	(43)	18	946
Net gain (loss) on disposition of discontinued operations	(3)	(16)	900	3,029
Total discontinued operations	(3)	(59)	918	3,975
Net income	8,882	11,088	8,811	22,187
Net income attributable to non-controlling interests	(24)	—	(12)	—
Net income attributable to Brandywine Operating Partnership	8,858	11,088	8,799	22,187
Distribution to Preferred Units	(1,725)	(1,725)	(5,175)	(5,175)
Amount allocated to unvested restricted unitholders	(82)	(85)	(268)	(278)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$7,051	$9,278	$3,356	$16,734
Basic income per Common Partnership Unit:
Continuing operations	$0.04	$0.06	$0.01	$0.08
Discontinued operations	—	—	0.01	0.03
	$0.04	$0.06	$0.02	$0.11
Diluted income per Common Partnership Unit:
Continuing operations	$0.04	$0.06	$0.01	$0.08
Discontinued operations	—	—	0.01	0.03
	$0.04	$0.06	$0.02	$0.11
Basic weighted average common partnership units outstanding	173,341,782	158,467,087	163,620,963	153,731,070
Diluted weighted average common partnership units outstanding	174,928,930	159,755,821	165,107,978	154,940,454
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Total continuing operations	$8,861	$11,147	$7,881	$18,212
Total discontinued operations	(3)	(59)	918	3,975
Net income	$8,858	$11,088	$8,799	$22,187
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$8,882	$11,088	$8,811	$22,187
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,232	(1,302)	967	9,978
Recognized hedge activity	(828)	—	(828)	—
Reclassification of realized losses on derivative financial instruments to operations, net (1)	76	64	196	232
Other comprehensive income (loss)	3,480	(1,238)	335	10,210
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$12,362	$9,850	$9,146	$32,397
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,811	$22,187
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	157,773	151,066
Amortization of deferred financing costs	3,952	3,502
Amortization of debt discount/(premium), net	(455)	1,112
Amortization of stock compensation costs	3,622	5,510
Shares used for employee taxes upon vesting of share awards	(1,263)	(1,062)
Recognized hedge activity	828	—
Straight-line rent income	(11,416)	(16,337)
Amortization of acquired above (below) market leases, net	(5,206)	(5,372)
Straight-line ground rent expense	66	1,286
Provision for doubtful accounts	1,687	1,777
Net (gain) loss on real estate venture transactions	417	(3,683)
Net gain on sale of interests in real estate	(5,882)	(3,044)
Net gain on remeasurement of investment in a real estate venture	(458)	(7,847)
Historic tax credit transaction income	(11,853)	(11,853)
Loss on early extinguishment of debt	2,606	1,127
Provision for impairment on assets held for sale	1,765	—
Real Estate venture income in excess of distributions	659	(2,371)
Deferred financing obligation	(864)	(1,392)
Changes in assets and liabilities:
Accounts receivable	(4,586)	(287)
Other assets	(10,317)	(6,660)
Accounts payable and accrued expenses	9,304	14,684
Deferred income, gains and rent	(4,430)	1,265
Other liabilities	(1,760)	1,718
Net cash from operating activities	133,000	145,326
Cash flows from investing activities:
Acquisition of properties	(12,405)	(20,758)
Sales of properties, net	81,625	145,931
Distribution of sales proceeds from real estate venture	—	16,963
Proceeds from repayment of mortgage notes receivable	5,125	200
Capital expenditures for tenant improvements	(85,698)	(64,481)
Capital expenditures for redevelopments	(10,195)	(5,288)
Capital expenditures for developments	(48,057)	(5,399)
Reimbursement from real estate venture for pre-formation development costs	—	1,976
Advances for purchase of tenant assets, net of repayments	(212)	(420)
Investment in unconsolidated Real Estate Ventures	(16,330)	(30,142)
Escrowed cash	1,076	902
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	7,341	3,661
Leasing costs	(17,018)	(25,704)
Net cash from (used in) investing activities	(94,748)	17,441
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	—	186,000
Repayments of Credit Facility borrowings	—	(255,000)
Repayments of mortgage notes payable	(9,994)	(8,351)
Repayments of unsecured term loans	(250,828)	—
Proceeds from unsecured notes	496,459	—
Deferred financing obligation interest expense	—	697
Net proceeds from issuance of common units	335,016	181,527
Repayments of unsecured notes	(120,361)	(13,027)

Debt financing costs	(3,630)	(6)
Exercise of stock options	709	2,240
Distributions paid to preferred and common partnership unitholders	(76,887)	(72,879)
Net cash from (used in) financing activities	370,484	21,201
Increase (Decrease) in cash and cash equivalents	408,736	183,968
Cash and cash equivalents at beginning of period	263,207	1,549
Cash and cash equivalents at end of period	$671,943	$185,517

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2014 and 2013 of $4,466 and $2,012, respectively	$92,196	$76,528
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	—	(21,649)
Change in intangible assets, net related to a non-cash acquisition of an operating property	—	(3,517)
Change in acquired lease intangibles, net related to a non-cash acquisition of an operating property	—	462
Change in investments in joint venture related non-cash disposition of property	(5,897)	—
Change in investments in joint venture related to non-cash acquisition of property	—	13,040
Change in operating real estate related to non-cash adjustment to land	—	(4,386)
Change in receivable from settlement of acquisitions	619	—
Change in investments in real estate ventures related to a contribution of land	—	(6,058)
Change in capital expenditures financed through accounts payable at period end	4,415	1,210
Change in capital expenditures financed through retention payable at period end	3,479	(736)
Change in unfunded tenant allowance	(327)	(811)
Conversion of LP Units to Common Shares	655	1,241

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2014, owned a 98.9% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2014, the Company owned 205 properties, consisting of 169 office properties, 20 industrial facilities, five mixed-use properties, one retail property (195 core properties), five properties classified as held for sale, three development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 25.4 million net rentable square feet. In addition, as of September 30, 2014, the Company owned economic interests in 17 unconsolidated real estate ventures that own properties containing an aggregate of approximately 6.1 million net rentable square feet (collectively, the “Real Estate Ventures”). As of September 30, 2014, the Company also owned 415 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As of September 30, 2014, these land parcels could support, under current zoning and entitlements, approximately 5.7 million square feet of development inclusive of options to purchase approximately 50 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2014, the management company subsidiaries were managing properties containing an aggregate of approximately 33.7 million net rentable square feet, of which approximately 25.4 million net rentable square feet related to Properties owned by the Company and approximately 8.3 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2014, the results of its operations for the three and nine-month periods ended September 30, 2014 and 2013 and its cash flows for the nine-month periods ended September 30, 2014 and 2013 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2013 Annual Report on Form 10-K filed with the SEC on February 25, 2014.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation, including the reclassification of notes receivable to other assets within the balance sheets and the reclassification of changes in escrow balances from operating cash flows to investing cash flows in the statements of cash flows. All other reclassifications are related to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented. See Recent Accounting Pronouncements below for revisions to the accounting guidance for discontinued operations.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
In May 2014 FASB issued guidance requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The guidance requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption precluded. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.
In April 2014 the FASB issued revised guidance on discontinued operations and disclosures of disposals of components of an entity. The update revises the definition to include only disposals involving a strategic shift that has a major effect on the entity’s operations and financial results when the disposal asset or group meets the existing criterion for treatment as held for sale. Examples of a strategic shift include the withdrawal from a major geographic area, line of business, equity method investment or any other major parts of a business, as applicable. A component of the entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In addition, the revised standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or if there is significant continuing involvement with a component after its disposal.
The amendments require additional disclosures about discontinued operations including; the major classes of net income or loss where net income is otherwise presented, the operating and investing cash flows of discontinued operations where net income is otherwise presented, depreciation, amortization, capital expenditures and significant operating and investing non-cash items of the discontinued operation for the periods in which net income is otherwise presented and, if there is a non-controlling interest, the related allocation to the parent company.
Application is prospective, and required for periods beginning on or after December 15, 2014. This update should not be applied to assets classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted for disposals or assets held for sale that have not been reported in the financial statements previously issued or available for issuance. The Company has elected to early adopt this standard as of January 1, 2014. All properties sold or determined held for sale prior to January 1, 2014 are classified as discontinued operations for all periods presented.
3. REAL ESTATE INVESTMENTS
As of September 30, 2014 and December 31, 2013, the gross carrying value of the Company’s Properties was as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$675,109	$680,513
Building and improvements	3,419,903	3,504,060
Tenant improvements	513,883	484,716
	$4,608,895	$4,669,289
Acquisitions
During the nine months ended September 30, 2014, the Company recorded a $0.5 million gain on remeasurement of its investment in partnerships with Parkway Properties, Inc. On December 19, 2013, the Company increased its equity ownership interest from 25% to 99% in each of the two partnerships that own One and Two Commerce Square, two 41-story trophy-class office towers in Philadelphia, Pennsylvania. As of December 31, 2013, the Company had recorded a $1.6 million net receivable balance from its former partner. This receivable balance represented the former partner's estimated portion of the net current assets pursuant to the terms of the agreement (the "Redemption Agreement") that provided for the forgoing transaction. In accordance with settlement procedures provided for in the Redemption Agreement, the Company and Parkway finalized the purchase accounting based on facts and circumstances that existed at the date of the acquisition but that were not fully known at such time. During the nine months ended September 30, 2014, $2.1 million of consideration was received from the former partner in full settlement of the aforementioned provision and a measurement period adjustment was made to adjust the fair value of the Company's previously held equity investment, resulting in a gain on remeasurement of the Company's investment in the partnerships of $0.5 million. For additional information related to this transaction, see the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
On February 19, 2014, the Company acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 net rentable square feet. The purchase price included an in-place lease, which was placed into construction in progress. As such, the Company has treated this transaction as a business combination and allocated the purchase price to the tangible and intangible assets. The Company capitalized $8.4 million in construction in progress, recorded $4.6 million in land inventory and recorded a deposit for a portion of the future development fee held in escrow of $1.0 million. The net assets were purchased using available corporate funds.
As of September 30, 2014, each of the two office buildings at Encino Trace were in development, and the Company had funded, through such date, $28.7 million, inclusive of the $14.0 million acquisition cost. During the second quarter of 2014, the Company reclassified the $4.6 million remaining in land inventory to construction in progress in connection with commencement of development of the second building. Additional project costs will be funded over the remaining construction period.
Dispositions
On September 30, 2014, the Company sold an office building containing 172,943 rentable square feet at 1880 Campus Commons Drive in Reston, Virginia commonly known as Campus Pointe for a sales price of $42.5 million resulting in a gain on sale of $4.7 million after closing and other transaction related costs. The disposal of Campus Pointe does not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the property remains classified within continuing operations for all periods presented.
On April 16, 2014, the Company sold a 5.3 acre parcel of land located in Dallas, Texas for a sales price of $1.6 million resulting in a nominal gain on sale after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
On April 7, 2014, the Company received $0.9 million from an escrow account that was established in connection with the sale of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey, known as Princeton Pike Corporate Center. The sale of Princeton Pike Corporate Center was completed on February 25, 2013 for an aggregate sales price of $121.0 million and resulted in a $5.3 million gain on sale after closing and other transaction related costs. The escrow account was funded with $2.0 million at closing and was established for use by the buyer to fund certain tenant improvement projects with any unused portion to be returned to the Company. The unused amount received from the escrow account was recognized as a gain on sale during the period ended September 30, 2014. The aforementioned gain was recognized within discontinued operations which is consistent with the accounting classification of the assets that were disposed of on February 25, 2013.
On April 3, 2014, the Company contributed two 3-story, Class A office buildings, containing an aggregate of approximately 192,396 net rentable square feet known as Four Points Centre in Austin, Texas to an existing real estate venture (the "Austin Venture") that the Company formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC ("DRA"). The Company contributed the properties to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution: (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) the DRA member contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to the Company and credited the Company with a $5.9 million capital contribution to the Austin Venture. The Company incurred a $0.2 million loss on the contribution, driven primarily by closing costs. The disposal of Four Points Centre does not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the property remains classified within continuing operations for all periods presented.
On March 27, 2014, the Company sold a 16.8 acre undeveloped parcel of land located in Austin, Texas for a sales price of $3.5 million resulting in a $1.2 million gain on sale of undepreciated real estate after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
Held for Sale
On October 24, 2014, the Company sold its Valleybrooke Office Park, comprised of five properties consisting of 279,934 rentable square feet, located in Malvern, Pennsylvania for a sale price of $37.9 million. As of September 30, 2014, the Company categorized its Valleybooke portfolio as held for sale on its consolidated balance sheet. The carrying value of the property exceeds the fair value less the costs of sale. As a result, the Company recognized an impairment loss totaling approximately $1.8 million during the three months ended September 30, 2014. The disposal of the Valleybrooke Office Park does not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the impairment loss and operating results of this property remain classified within continuing operations for all periods presented.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2014, the Company held ownership interests in 17 unconsolidated Real Estate Ventures, of which $197.5 million is included in assets and $1.2 million is included in other liabilities relating to the negative investment balance of one real estate venture. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of September 30, 2014, 11 of the Real Estate Ventures owned 58 office buildings that contain an aggregate of approximately 6.1 million net rentable square feet; two Real Estate Ventures owned 3.8 acres of undeveloped parcels of land; three Real Estate Venture owned 21.8 acres of land under development; one Real Estate Venture owned a residential tower that contains 345 apartment units and one Real Estate Venture owned a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 65%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. The Company does not record operating losses of a Real Estate Venture in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
Net property	$1,140,798		$965,475
Other assets	166,020		164,152
Other liabilities	59,690		49,442
Debt	852,636		699,860
Equity	394,492		380,325

Company’s share of equity (Company’s basis) (a)	197,539	(b)	180,512

(a) This amount includes the effect of the basis difference between the Company's historical cost basis and the basis recorded at the Real Estate Venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from the impairment of investments, purchases of third party interests in existing Real Estate Ventures and upon the transfer of assets that were previously owned by the Company into a Real Estate Venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the Real Estate Venture level.
(b) Does not include the negative investment balance of one real estate venture totaling $1.2 million as of September 30, 2014, which is included in other liabilities.

The Company held interests in 17 Real Estate Ventures containing an aggregate of approximately 6.1 million net rentable square feet as of the three and nine-month periods ended September 30, 2014 and 17 Real Estate Ventures containing an aggregate of approximately 6.2 million net rentable square feet as of the three and nine-month periods ended September 30, 2013. The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during these periods (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2014	2013	2014	2013
Revenue	$37,446	$30,684	$106,905	$108,500
Operating expenses	(15,433)	(13,199)	(44,257)	(48,671)
Interest expense, net	(9,245)	(9,223)	(26,234)	(28,167)
Depreciation and amortization	(13,552)	(9,893)	(40,423)	(33,778)
Net loss	(784)	(1,631)	(4,009)	(2,116)
Company’s share of income (loss) (Company’s basis)	(486)	714	(733)	3,757
Austin Venture - The Crossings
On July 31, 2014, the Austin Venture completed the acquisition of the Crossings at Lakeline, comprised of two 3-story buildings containing 232,274 rentable square feet located in Austin, TX for $48.2 million. The transaction was funded with $34.5 million of mortgage loan proceeds and $12.8 million (net of $0.9 million in purchase adjustments) of cash contributions, with $6.4 million from each of DRA and the Company. The fixed rate mortgage loan was financed through a non-affiliated third party. The Austin Venture incurred approximately $0.1 million of transaction costs to acquire the property. The Austin Venture expensed the acquisition costs and allocated the purchase price of the property, net of $0.6 million credit from the seller.
Based on the facts and circumstances of this acquisition, the consummation of the acquisition did not cause the Austin Venture to become a VIE to the Company. Accordingly, the Company continues to assess the consolidation of the Austin Venture under the voting interest model and its investment continues to be accounted for under the equity method of accounting.
Austin Venture - Four Points Centre
On April 3, 2014, the Company contributed two 3-story, Class A office buildings, containing an aggregate of 192,396 net rentable square feet, known as Four Points Centre in Austin, Texas to the Austin Venture. See Note 3 for further information on the contribution.
Guarantees
As of September 30, 2014, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guarantee on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for the development project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by Real Estate Ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate venture, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see "Investments in Unconsolidated Ventures" in notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

5. DEFERRED COSTS
As of September 30, 2014 and December 31, 2013, the Company’s deferred costs were comprised of the following (in thousands):

	September 30, 2014
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$159,744	$(63,136)	$96,608
Financing Costs	42,265	(15,992)	26,273
Total	$202,009	$(79,128)	$122,881

	December 31, 2013
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$155,885	$(58,805)	$97,080
Financing Costs	40,317	(14,443)	25,874
Total	$196,202	$(73,248)	$122,954
During each of the three and nine-month periods ended September 30, 2014, the Company capitalized internal direct leasing costs of $1.6 million and $5.6 million, respectively, and $1.8 million and $5.8 million during the three and nine-month periods ended September 30, 2013 in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2014 and December 31, 2013, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2014
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$130,594	$(38,403)	$92,191
Tenant relationship value	35,186	(26,517)	8,669
Above market leases acquired	5,715	(1,275)	4,440
Total intangible assets, net	$171,495	$(66,195)	$105,300

Acquired lease intangibles, net:
Below market leases acquired	$53,049	$(25,661)	$27,388

	December 31, 2013
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$150,782	$(35,607)	$115,175
Tenant relationship value	38,692	(26,868)	11,824
Above market leases acquired	6,673	(1,343)	5,330
Total intangible assets, net	$196,147	$(63,818)	$132,329

Acquired lease intangibles, net:
Below market leases acquired	$81,991	$(47,547)	$34,444

As of September 30, 2014, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2014 (three months remaining)	$5,892	$1,378
2015	21,363	5,212
2016	16,898	3,253
2017	15,148	2,664
2018	11,399	2,241
Thereafter	34,600	12,640
Total	$105,300	$27,388

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations at September 30, 2014 and December 31, 2013 (in thousands):

Property / Location	September 30, 2014	December 31, 2013	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Tysons Corner	$89,995	$91,395	5.36%	(a)	Aug 2015
One Commerce Square	123,691	125,089	3.68%	(a)	Jan 2016
Two Logan Square	87,982	88,583	7.57%		Apr 2016
Fairview Eleven Tower	21,373	21,630	4.25%	(b)	Jan 2017
Two Commerce Square	112,000	112,000	4.51%	(a)	Apr 2023
Cira Square (GSA Philadelphia Campus)	186,109	190,964	7.00%		Sep 2030
Cira Centre South Garage	38,362	40,101	7.12%		Sep 2030
Principal balance outstanding	659,512	669,762
Plus: fair market value premiums (discounts), net	(911)	389
Total mortgage indebtedness	$658,601	$670,151
UNSECURED DEBT:
Three-Year Term Loan - Swapped to fixed	$—	$150,000	2.60%	(d)	Feb 2015
Four-Year Term Loan	—	100,000	LIBOR + 1.75%	(c), (d)	Feb 2016
Seven-Year Term Loan - Swapped to fixed	200,000	200,000	3.62%		Feb 2019
$250.0M 5.400% Guaranteed Notes due 2014	143,500	218,549	5.53%	(e)	Nov 2014
$250.0M 7.500% Guaranteed Notes due 2015	114,919	157,625	7.76%	(e)	May 2015
$250.0M 6.000% Guaranteed Notes due 2016	149,919	149,919	5.95%		Apr 2016
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.950% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.100% Guaranteed Notes due 2024	250,000	—	4.23%	(e)	Oct 2024
$250.0M 4.550% Guaranteed Notes due 2029	250,000	—	4.60%	(e)	Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	2,061,948	1,929,703
Plus: original issue premiums (discounts), net	(7,169)	(4,473)
Total unsecured indebtedness	$2,054,779	$1,925,230
Total Debt Obligations	$2,713,380	$2,595,381

(a)	These loans were assumed upon acquisition of the related properties. The interest rate reflects the market rate at the time of acquisition.

(b)	Represents the full debt amount secured by a property owned by a consolidated real estate venture in which the Company holds a 50% interest.

(c)	London Interbank Offered Rate (“LIBOR”).

(d)
On September 16, 2014, the Company repaid all balances outstanding under its $150.0 million three-year term loan and its $100.0 million four-year term loan prior to the scheduled maturity dates of February 1, 2015 and February 1, 2016, respectively.

(e)
On September 16, 2014, the Company closed on an underwritten offering of $250 million 4.10% Guaranteed Notes due 2024 (the "2-24 Notes") and $250.0 million 4.55% Guaranteed Notes due 2029 (the "2029 Notes"). The Company used the net proceeds, together with cash on hand, to redeem a portion of its 5.40% Guaranteed Notes due November 1, 2014 (the "2014 Notes") and its 7.50% Guaranteed Notes due May 15, 2015 (the "2015 Notes"). (See further discussion below).

During the nine-month periods ended September 30, 2014 and 2013, the Company’s weighted-average effective interest rate on its mortgage notes payable was 5.73% and 6.64%, respectively.
On September 16, 2014, the Company closed on an underwritten offering of its 2024 Notes and 2029 Notes (as defined above). The 2024 Notes were priced at 99.388% of their face amount with a yield to maturity of 4.175%, representing a spread at the time of pricing of 1.70%. The 2029 Notes were priced at 99.191% of their face amount with a yield to maturity of 4.625%, representing a spread at the time of pricing of 2.15%. The 2024 Notes and 2029 Notes have been reflected net of discount of $1.5 million and $2.0 million, respectively, in the consolidated balance sheet as of September 30, 2014.
The Company used a portion of the net proceeds from the sale of the 2024 Notes and 2029 Notes, aggregating $492.9 million after the deduction for underwriting discounts and offering expenses, to fund its repurchase, through a tender offer, of a portion of 2014 Notes and 2015 Notes (as defined above). Specifically, on September 16, 2014, the Company funded, under the tender offer, $75.1 million in respect of the 2014 Notes and $42.7 million in respect of the 2015 Notes. The Company recognized a $2.6 million loss on early extinguishment of debt related to the total repurchase.
On September 16, 2014, the Company repaid the entire $150.0 million three-year term loan and $100.0 million four-year term loan prior to their scheduled February 2015 and 2016 maturities, respectively. In connection with these repayments, the Company accelerated $0.3 million of deferred financing amortization expense and also incurred a $0.8 million charge on the termination of associated interest rate swap contracts, as reflected in the Company's consolidated statements of operations. Please refer to Footnote 9 for further information related to the termination of the interest rate swap contracts.
On September 16, 2014, the Company gave notice of redemption, in full, of the $143.5 million of 2014 Notes that remained outstanding following completion of the tender offer. The Company completed the redemption of the 2014 Notes on October 16, 2014 at a cash redemption price of 1,026.88 per $1,000 principal amount of the 2014 Notes (inclusive of accrued interest to the redemption date). Also on September 16, 2014, the Company gave notice of redemption, in full, of the $114.9 million of 2015 Notes that remained outstanding following completion of the tender offer. The Company completed the redemption of the 2015 Notes on October 16, 2014 at a cash redemption price of $1,070.24 per $1,000 principal amount of the 2015 Notes (inclusive of accrued interest to the redemption date).
The following table provides additional information on the Company’s repurchase of $117.8 million in aggregate principal amount of its outstanding unsecured notes (consisting of a portion of the 2014 Notes and 2015 Notes, as indicated above) during the nine-month period ended September 30, 2014 (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2014 5.400% Notes	$75,531	$75,049	$(527)	$5
2015 7.500% Notes	44,593	42,706	(2,079)	41
	$120,124	$117,755	$(2,606)	$46

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company utilizes its unsecured revolving credit facility (the "Credit Facility") for general business purposes, including funding costs of acquisitions, developments and redevelopments and repayment of other debt. The scheduled maturity date of the Credit Facility in place at September 30, 2014 is February 1, 2016. The per annum variable interest rate on balances outstanding under the Credit Facility is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of September 30, 2014, the Company did not have any outstanding borrowings on its Credit Facility, with $2.8 million in letters of credit outstanding, leaving $597.2 million of unused availability under the Credit Facility. During each of the three and nine-month periods ended September 30, 2014 and 2013, there were no weighted-average interest rates associated with the Credit Facility because there were no borrowings outstanding under the Credit Facility during either period.

The Company has the option to increase the amounts available to be advanced under the Credit Facility, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend by one year the maturity dates of the Credit Facility, subject to payment of an extension fee and other customary conditions and limitations. The $200.0 million seven-year term loan is subject to a prepayment penalty of 1.00% through February 1, 2015 with no penalty thereafter.

The spread to LIBOR for LIBOR-based loans under the Credit Facility and under the $200.0 million seven-year term loan depends on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread will be 150 basis points under the Credit Facility and 190 basis points under the seven-year term loan. At the Company's option, advances under the Credit Facility and term loan may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid on loans to the Company at a reduced rate.

The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the Company's current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of September 30, 2014.

The Credit Facility and term loan contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of September 30, 2014. In the event of a default related to the financing and operating covenants, the Company's dividend distributions are limited to the greater of 95% of funds from operations or the minimum amount necessary for the Company to maintain its status as a REIT.

As of September 30, 2014, the Company’s aggregate scheduled principal payments on debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2014 (three months remaining)	$261,996	(a)
2015	102,030
2016	367,703
2017	330,323
2018	336,954
Thereafter	1,322,454
Total principal payments	2,721,460
Net unamortized premiums/(discounts)	(8,080)
Outstanding indebtedness	$2,713,380

(a)
The Company completed the redemption of the 5.40% Guaranteed Notes due November 1, 2014 and 7.50% Guaranteed Notes due May 15, 2015 through a tender offer on October 16, 2014. See Note 17 - Subsequent Events, for discussion of redemption.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2014 and December 31, 2013, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2014 and December 31, 2013 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (excluding notes receivable), accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,776,169	$1,848,107	$1,396,620	$1,471,041
Variable rate debt	$278,610	$257,212	$528,610	$526,693
Mortgage notes payable	$658,601	$691,022	$670,151	$715,244
Notes receivable	$1,901	$3,517	$7,026	$7,759
The fair value of the Company's unsecured notes payable are categorized as Level 2 (as provided by the accounting standard for Fair Value Measurements and Disclosures), as these instruments are valued using quoted market prices as of September 30, 2014 and December 31, 2013.

The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for fully secured loans with similar terms and maturities. The weighted average discount rate for the combined variable rate debt and mortgage loans as of September 30, 2014 was 4.01%. The fair value of the notes receivable was estimated using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk. The Company used a discount rate of 14.66% for the notes receivable as of September 30, 2014. The Company applies its knowledge of the debt markets to determine appropriate discount rates to utilize in the discounted cash flow models. As these inputs are unobservable, the Company has categorized the valuation of mortgage notes payable, variable rate debt and notes receivable as Level 3 (as provided by the accounting standard for Fair Value Measurements and Disclosures).
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2014, and current estimates of fair value may differ from the amounts presented herein.
9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company's derivative financial instruments as of September 30, 2014 and December 31, 2013. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				09/30/2014	12/31/2013				09/30/2014	12/31/2013
Assets:
Swap	Interest Rate	Cash Flow	(a)	$25,774	$25,774	3.300%	December 22, 2011	January 30, 2021	$68	$549
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	23	218
				$51,548	$51,548				$91	$767
Liabilities:
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$(1,243)	$(545)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(181)	(311)
Swap	Interest Rate	Cash Flow	(a), (b)	—	77,000	2.703%	December 9-13, 2011	February 1, 2016	—	(887)
Swap	Interest Rate	Cash Flow	(a), (b)	—	50,000	2.470%	December 13, 2011	February 1, 2015	—	(283)
Swap	Interest Rate	Cash Flow	(a), (b)	—	23,000	2.513%	December 7-12, 2011	May 1, 2015	—	(162)
				$227,062	$377,062				$(1,424)	$(2,188)

(a)	Hedging unsecured variable rate debt.

(b)
On September 16, 2014, the Company repaid the entire $150.0 million swapped to fixed portion of its previously mentioned three-year term loan (refer to Note 7), consisting of $150.0 million interest rate swaps maturing through February 1, 2016 (shown above). In connection with the repayment, the Company terminated associated hedging contracts, incurring a $0.8 million charge upon termination.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of September 30, 2014, two interest rate swaps held an asset position and were included in other assets on the Company's consolidated balance sheet. The remaining swaps are included in other liabilities on the Company's consolidated balance sheet.

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

10. DISCONTINUED OPERATIONS

The Company had no property dispositions classified as discontinued operations during the three and nine months ended September 30, 2014. There was nominal income before gain on sales recognized during 2014 relating to properties classified into discontinued operations in prior periods and a $0.9 million gain relating to the post closing activity for the sale of the Princeton Pike Corporate Center completed in the first quarter of 2013. See Note 3 for further information.

For the three and nine-month periods ended September 30, 2013, income from discontinued operations relates to the 14 properties sold by the Company from January 1, 2013 through December 31, 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and nine-month periods ended September 30, 2013 (in thousands):

	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2013
Revenue:
Rents	$96	$4,754
Tenant reimbursements	10	355
Termination fees	—	—
Other	—	123
Total revenue	106	5,232
Expenses:
Property operating expenses	62	1,773
Real estate taxes	39	623
Depreciation and amortization	48	1,893
Total operating expenses	149	4,289
Other income:
Interest income	—	3
Income from discontinued operations before gain on sale of interests in real estate	(43)	946
Net gain on disposition of discontinued operations	(16)	3,029
Income from discontinued operations	$(59)	$3,975
Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of September 30, 2014 and December 31, 2013 was $19.9 million and $20.3 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $24.2 million and $24.8 million, respectively, as of September 30, 2014 and December 31, 2013.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$8,885	$8,885	$11,147	$11,147
Loss from continuing operations attributable to non-controlling interests	(84)	(84)	(106)	(106)
Net income attributable to non-controlling interest — partners' share of consolidated real estate ventures	(24)	(24)	—	—
Nonforfeitable dividends allocated to unvested restricted shareholders	(82)	(82)	(85)	(85)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Income from continuing operations available to common shareholders	6,970	6,970	9,231	9,231
Loss from discontinued operations	(3)	(3)	(59)	(59)
Discontinued operations attributable to non-controlling interests	—	—	1	1
Discontinued operations attributable to common shareholders	(3)	(3)	(58)	(58)
Net income attributable to common shareholders	$6,967	$6,967	$9,173	$9,173
Denominator
Weighted-average shares outstanding	171,606,722	171,606,722	156,703,348	156,703,348
Contingent securities/Share based compensation	—	1,587,148	—	1,288,734
Weighted-average shares outstanding	171,606,722	173,193,870	156,703,348	157,992,082
Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.04	$0.04	$0.06	$0.06
Discontinued operations attributable to common shareholders	—	—	—	—
Net income attributable to common shareholders	$0.04	$0.04	$0.06	$0.06

	Nine-month periods ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$7,893	$7,893	$18,212	$18,212
Income from continuing operations attributable to non-controlling interests	(35)	(35)	(143)	(143)
Net income attributable to non-controlling interest — partners' share of consolidated real estate ventures	(12)	(12)	—	—
Nonforfeitable dividends allocated to unvested restricted shareholders	(268)	(268)	(278)	(278)
Preferred share dividends	(5,175)	(5,175)	(5,175)	(5,175)
Income from continuing operations available to common shareholders	2,403	2,403	12,616	12,616
Income from discontinued operations	918	918	3,975	3,975
Discontinued operations attributable to non-controlling interests	(10)	(10)	(52)	(52)
Discontinued operations attributable to common shareholders	908	908	3,923	3,923
Net income attributable to common shareholders	$3,311	$3,311	$16,539	$16,539
Denominator
Weighted-average shares outstanding	161,866,955	161,866,955	151,933,441	151,933,441
Contingent securities/Share based compensation	—	1,487,015	—	1,209,384
Weighted-average shares outstanding	161,866,955	163,353,970	151,933,441	153,142,825
Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.01	$0.01	$0.08	$0.08
Discontinued operations attributable to common shareholders	0.01	0.01	0.03	0.03
Net income attributable to common shareholders	$0.02	$0.02	$0.11	$0.11

Redeemable common limited partnership units totaling 1,721,905 and 1,763,739 as of September 30, 2014 and 2013, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine-month periods ended September 30, 2014 and 2013, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On September 10, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $27.2 million, which was paid on October 20, 2014 to shareholders of record as of October 6, 2014. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of September 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on October 15, 2014 to holders of Series E Preferred Shares totaled $1.7 million.
On August 1, 2014, the Parent Company completed an underwritten offering of 21,850,000 common shares. The Parent Company contributed the net proceeds from the sale of the common shares, amounting to $335.0 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.

On May 15, 2014, the Company amended its Amended and Restated Declaration of Trust to increase the Company’s total number of shares of beneficial interest from 220,000,000 to 420,000,000 shares, with the number of authorized common shares of beneficial interest increased from 200,000,000 to 400,000,000 and the number of authorized preferred shares of beneficial interest remaining unchanged at 20,000,000.
On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares and determinations by the Parent Company of the appropriate sources of funding. Sales agents engaged by the Parent Company under the Offering Program are entitled to receive, as compensation and in aggregate, up to 2% of the gross sales price per share sold under the Offering Program. From inception of the Offering Program through September 30, 2014, the Parent Company had not sold any shares under the program, leaving 16,000,000 remaining shares available for sale.
Common Share Repurchases
The Parent Company maintains a share repurchase program under which it may repurchase its common shares from time to time in accordance with limits set by the Board of Trustees.
The Parent Company did not repurchase any shares under the share repurchase program during the nine-month periods ended September 30, 2014 and 2013. As of September 30, 2014, the Parent Company may purchase up to 539,200 shares under the program.
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

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$8,885	$8,885	$11,147	$11,147
Nonforfeitable dividends allocated to unvested restricted unitholders	(82)	(82)	(85)	(85)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to non-controlling interests	(24)	(24)	—	—
Income from continuing operations available to common unitholders	7,054	7,054	9,337	9,337
Discontinued operations attributable to common unitholders	(3)	(3)	(59)	(59)
Net income attributable to common unitholders	$7,051	$7,051	$9,278	$9,278
Denominator
Weighted-average units outstanding	173,341,782	173,341,782	158,467,087	158,467,087
Contingent securities/Share based compensation	—	1,587,148	—	1,288,734
Total weighted-average units outstanding	173,341,782	174,928,930	158,467,087	159,755,821
Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.04	$0.04	$0.06	$0.06
Discontinued operations attributable to common unitholders	—	—	—	—
Net income attributable to common unitholders	$0.04	$0.04	$0.06	$0.06

	Nine-month periods ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$7,893	$7,893	$18,212	$18,212
Amount allocable to unvested restricted unitholders	(268)	(268)	(278)	(278)
Preferred unit dividends	(5,175)	(5,175)	(5,175)	(5,175)
Net income attributable to non-controlling interests	(12)	(12)	—	—
Income from continuing operations available to common unitholders	2,438	2,438	12,759	12,759
Discontinued operations attributable to common unitholders	918	918	3,975	3,975
Net income attributable to common unitholders	$3,356	$3,356	$16,734	$16,734
Denominator
Weighted-average units outstanding	163,620,963	163,620,963	153,731,070	153,731,070
Contingent securities/Share based compensation	—	1,487,015	—	1,209,384
Total weighted-average units outstanding	163,620,963	165,107,978	153,731,070	154,940,454
Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.01	$0.01	$0.08	$0.08
Discontinued operations attributable to common unitholders	0.01	0.01	0.03	0.03
Net income attributable to common unitholders	$0.02	$0.02	$0.11	$0.11
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine-month periods ended September 30, 2014 and 2013, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units and Preferred Mirror Units
The common partnership units not held by the Parent Company have the same economic characteristics as the Parent Company's common shares and share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common partnership units not held by the Parent Company are redeemable at any time at the option of the holder, and the Parent Company, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with common shares of the Parent Company. Similarly, the Series E-Linked Preferred Mirror Units of the Operating Partnership have the same economic characteristics as the Series E Preferred Shares of the Parent Company. Whenever the Parent Company issues common shares or preferred shares, it contributes the net proceeds to the Operating Partnership in exchange for, as applicable, an equal number of common partnership units or preferred units that mirror the economic terms of the preferred shares.
On September 10, 2014, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $27.2 million, which was paid on October 20, 2014 to unitholders of record as of October 6, 2014. On September 10, 2014, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of September 30, 2014. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on October 15, 2014 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program in either of the nine-month periods ended September 30, 2014 and 2013 and accordingly, during the nine-month periods ended September 30, 2014 and 2013, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.

14. SHARE BASED COMPENSATION
Stock Options
At September 30, 2014, options exercisable for 2,808,784 common shares were outstanding under the Parent Company's shareholder approved equity incentive plan (referred to as the "Equity Incentive Plan"). During the nine-month period ended September 30, 2014 the Company recognized a nominal amount of compensation expense related to unvested options. During the three and nine-month periods ended September 30, 2013 the Company recognized compensation expense related to unvested options of $0.2 million and $0.6 million, of which a nominal amount and $0.1 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
Option activity as of September 30, 2014 and changes during the nine months ended September 30, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,983,569	$15.50	5.15	$—
Granted	—
Exercised	(60,127)	$11.80	—	$182,101
Canceled	(114,658)	$20.61
Outstanding at September 30, 2014	2,808,784	$15.37	4.42	$—
Vested/Exercisable at September 30, 2014	2,808,784	$15.37	4.42	$—
Restricted Share Awards
As of September 30, 2014, 549,175 restricted shares were outstanding under the Equity Incentive Plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at September 30, 2014 was approximately $2.5 million, and is expected to be recognized over a weighted average remaining vesting period of 1.7 years. During the three and nine-month periods ended September 30, 2014, the Company recognized compensation expense related to outstanding restricted shares of $0.4 million and $2.3 million, of which $0.1 million and $0.5 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the three and nine-month periods ended September 30, 2013, the Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $2.6 million, of which $0.1 million and $0.4 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The following table summarizes the Company’s restricted share activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2014	563,713	$12.56
Granted	229,119	14.47
Vested	(234,169)	13.44
Forfeited	(9,488)	12.57
Non-vested at September 30, 2014	549,175	$12.22
On March 11, 2014 and March 12, 2014 the Compensation Committee of the Parent Company’s Board of Trustees awarded restricted shares of which 131,641 cliff vest after three years from the grant date and 69,794 vest ratably over three years, of which 2,792 were canceled, leaving 67,002 unvested. In addition, on May 29, 2014, 27,684 restricted shares were granted and will vest ratably over three years. Restricted shares that cliff vest are subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.

Restricted Performance Share Units Plan
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods. The table below presents certain information as to RPSU awards.

Grant Date	Measurement Period Commencement Date	Measurement Period End Date	Fair Value of Units on Grant Date (in thousands)	Units Granted	Units Canceled	Units Vested (a)	Unvested Balance
3/1/2012	1/1/2012	12/31/2014	$4,273	265,222	(38,959)	(14,742)	211,521
2/25/2013	1/1/2013	12/31/2015	4,137	231,093	(27,698)		203,395
3/11/2014	1/1/2014	12/31/2016	2,624	134,284			134,284
3/12/2014	1/1/2014	12/31/2016	1,225	61,720			61,720
(a) These RPSUs were settled upon the holder’s qualifying retirement in October 2012 after reaching age 57 and accumulating at least 15 years of service with the Company. Of the 14,742 RPSU's originally granted, 563 dividend equivalent rights had accrued at the time of qualifying retirement. In accordance with the pay-out formula in the award agreement, on October 31, 2012, the Company issued 30,610 common shares in settlement of the RPSU's based on the Company’s total shareholder return relative to the comparator groups.
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year cliff vesting period. The vesting of RPSUs is subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting date. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the schedule vesting period.
For the three and nine-month periods ended September 30, 2014, the Company recognized total compensation expense for the 2014, 2013 and 2012 RPSU awards of $0.5 million and $2.8 million, of which $0.2 million and $0.9 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three and nine-month periods ended September 30, 2013, the Company recognized total compensation expense for the 2013, 2012 and 2011 RPSU awards of $1.3 million and $3.7 million, of which $0.2 million and $0.6 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized at September 30, 2014 was approximately $2.7 million, and is expected to be recognized over a weighted average remaining vesting period of 1.2 years.
The Company issued 150,829 common shares on March 1, 2014 in settlement of RPSUs that had been awarded on March 2, 2011 (with a three-year measurement period ended December 31, 2013). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on February 7, 2014.

15. SEGMENT INFORMATION
During the quarter ended September 30, 2014, the Company was managing its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2014	December 31, 2013
Philadelphia CBD	$1,327,288	$1,300,666
Pennsylvania Suburbs	1,230,785	1,199,105
Metropolitan Washington, D.C.	1,178,942	1,214,965
New Jersey/Delaware	418,419	414,716
Richmond, Virginia	311,350	310,397
California	193,080	192,584
Austin, Texas (a)	—	36,856
	$4,659,864	$4,669,289
Less: Assets held for sale (b)	(50,969)	—
Operating Properties	$4,608,895	$4,669,289

Corporate
Construction-in-progress	$140,456	$74,174
Land inventory	$90,842	$93,351

(a)
On April 3, 2014, the Company contributed Four Points Centre to an unconsolidated joint venture. See Note 3 for further information on the contribution. Following this contribution, the Company has no wholly-owned properties in the Austin, Texas segment.

(b)
On September 30, 2014, the Company was actively marketing for sale of its Valleybrooke Office Park, comprised of five properties located in the Pennsylvania Suburbs segment. As of September 30, 2014 the properties were classified as held for sale on the consolidated balance sheet. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations. Accordingly, the real estate investments remained in the Pennsylvania Suburbs segment as of September 30, 2014.

Net operating income:
	Three-month periods ended
	September 30,
	2014			2013
	Total revenue	Operating expenses (b)	Net operating income	Total revenue	Operating expenses (b)	Net operating income
Philadelphia CBD	$49,469	$(18,168)	$31,301	$35,891	$(13,704)	$22,187
Pennsylvania Suburbs	39,996	(13,409)	26,587	39,167	(13,884)	25,283
Metropolitan Washington, D.C.	27,764	(10,672)	17,092	29,321	(10,321)	19,000
New Jersey/Delaware	14,975	(7,506)	7,469	15,330	(8,203)	7,127
Richmond, Virginia	8,354	(3,724)	4,630	8,640	(3,734)	4,906
California	4,902	(2,711)	2,191	4,632	(2,531)	2,101
Austin, Texas (a)	843	(569)	274	9,938	(3,958)	5,980
Corporate	255	(472)	(217)	435	212	647
Operating Properties	$146,558	$(57,231)	$89,327	$143,354	$(56,123)	$87,231

	Nine-month periods ended
	September 30,
	2014			2013
	Total revenue	Operating expenses (b)	Net operating income	Total revenue	Operating expenses (b)	Net operating income
Philadelphia CBD	$150,303	$(55,399)	$94,904	$107,957	$(40,825)	$67,132
Pennsylvania Suburbs	121,313	(41,542)	79,771	114,085	(42,536)	71,549
Metropolitan Washington, D.C.	87,403	(33,134)	54,269	85,889	(31,856)	54,033
New Jersey/Delaware	45,440	(23,728)	21,712	45,273	(22,105)	23,168
Richmond, Virginia	25,543	(11,629)	13,914	26,359	(11,017)	15,342
California	14,399	(7,634)	6,765	13,773	(7,029)	6,744
Austin, Texas (a)	3,900	(2,362)	1,538	29,067	(12,123)	16,944
Corporate	871	(1,484)	(613)	1,149	1,326	2,475
Operating Properties	$449,172	$(176,912)	$272,260	$423,552	$(166,165)	$257,387

(a)
On April 3, 2014, the Company contributed Four Points Centre to an unconsolidated real estate venture. See Note 3 for further information on the contribution. On October 16, 2013, the Company contributed seven properties in the Austin portfolio to an unconsolidated real estate venture. Following the contribution of these properties, there are no wholly owned properties in the Austin, Texas segment.

(b)	Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended September 30,		Nine-month periods ended September 30,
	September 30, 2014	December 31, 2013	2014	2013	2014	2013
Philadelphia CBD	$20,779	$19,975	$32	$405	$13	$1,548
Pennsylvania Suburbs	17,739	17,272	(578)	55	(937)	643
Metropolitan Washington, D.C.	67,800	59,905	(142)	60	(117)	41
New Jersey/Delaware	—	—	82	79	204	1,154
Richmond, Virginia	1,478	1,400	184	108	253	344
Austin, Texas (a)	89,743	81,960	(64)	7	(149)	27
Total	$197,539	$180,512	$(486)	$714	$(733)	$3,757

(a)	Investment in real estate ventures does not include the $1.2 million negative investment balance in one real estate venture as of September 30, 2014, which is included in other liabilities.

Net operating income (“NOI”) is a non-GAAP measure that is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2014	2013	2014	2013
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$89,327	$87,231	$272,260	$257,387
Other income (expense):
Depreciation and amortization	(52,616)	(50,583)	(157,773)	(149,300)
General and administrative expenses	(5,900)	(6,436)	(20,086)	(20,323)
Interest income	528	268	1,298	448
Interest expense	(31,481)	(30,338)	(94,837)	(91,689)
Recognized hedge activity	(828)	—	(828)	—
Amortization of deferred financing costs	(1,566)	(1,158)	(3,952)	(3,502)
Interest expense - financing obligation	(273)	(264)	(861)	(693)
Equity in income (loss) of real estate ventures	(486)	714	(733)	3,757
Net gain on disposition of real estate	4,698	—	4,698	—
Gain (Loss) on sale of undepreciated real estate	—	(129)	1,184	(129)
Gain from remeasurement of investment in a real estate venture	—	—	458	7,847
Gain (Loss) on real estate venture transactions	—	—	(417)	3,683
Loss on early extinguishment of debt	(2,606)	(11)	(2,606)	(1,127)
Provision for impairment on assets held for sale	(1,765)	—	(1,765)	—
Historic tax credit transaction income	11,853	11,853	11,853	11,853
Income from continuing operations	8,885	11,147	7,893	18,212
Income (loss) from discontinued operations	(3)	(59)	918	3,975
Net income	$8,882	$11,088	$8,811	$22,187
16. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company will establish reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and when the amount of loss is reasonably estimable. The Company does not expect that the liabilities, if any, that may ultimately result from any current legal actions will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 7 to 75 years. Minimum future rental payments on non-cancelable leases at September 30, 2014 are as follows (in thousands):

2014 (three months remaining)	$345
2015	1,380
2016	1,380
2017	1,380
2018	1,380
Thereafter	58,515
Total	$64,380
The Company obtained ground tenancy rights related to two properties in Philadelphia, Pennsylvania. One of these ground leases is currently held by a real estate venture. These ground leases provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company or real estate venture, as applicable. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company, or real estate venture, as applicable, of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2013 for further detail regarding commitments and contingencies.
17. SUBSEQUENT EVENTS

Valleybrooke Disposition
On October 24, 2014, the Company sold its Valleybrooke office portfolio for a sale price of $37.9 million. (See Note 3 for discussion of impairment) The loss on sale, including closing costs of $1.8 million, approximated the impairment loss recorded as of September 30, 2014.
1919 Market Street Venture
On October 21, 2014, the Company formed a joint venture named 1919 Market Street Ventures ("1919 Ventures") with LCOR/CalSTRS ("LCOR"), a fully integrated commercial real estate company unaffiliated with the Company.  Each of the Company and LCOR owns a 50% interest in 1919 Ventures which, through wholly-owned subsidiaries, owns a one acre parcel of land in Philadelphia, Pennsylvania.  The Company and LCOR valued the land and improvements at $16.4 million and LCOR acquired its 50% interest in 1919 Ventures from the Company for $8.2 million.  After giving effect to cash contributions, distributions and credit to the Company for its pre-existing interest in the assets of 1919 Ventures, each of the Company and LCOR had made, as of the formation date, an additional $5.2 million capital contribution to 1919 Ventures for closing costs and development.
River Place Acquisition
On October 17, 2014, the Austin Venture acquired River Place, comprised of seven Class A office buildings containing 591,000 rentable square feet located in Austin, Texas for $128.1 million. The transaction was funded through a combination of an $88.0 million short-term loan, secured by a mortgage, made by the Company to the Austin Venture and cash capital contributions of $20.0 million from each of DRA and the Company the Austin Venture. The short-term financing was provided by the Company and the Austin Venture is currently seeking permanent financing. The debt agreement for the short-term loan provides financing through March 2015 at the following tiered interest rates; (i) 4.0% through December 31, 2014 (ii) 5.0% from January 1, 2015 through January 31, 2015, (iii) 7.0% from February 1, 2015 through February 28, 2015 and (iv) 9.0% from March 1, 2015 through March 31, 2015. The Austin Venture may repay the short-term loan at any time without penalty.

Guaranteed Notes Redemption
On October 16, 2014, in connection with the aforementioned offering, the Company redeemed for $143.5 million of its 5.40% Guaranteed Notes due November 1, 2014, and $114.9 million of its 7.50% Guaranteed Notes due May 15, 2015. The Company funded $270.3 million from net proceeds of the registered offering, as well as available cash balances, with the Company recognizing a $4.9 million loss on the early extinguishment of debt.
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

Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2013 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine-month periods ended September 30, 2014 and 2013 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of September 30, 2014, we owned 205 properties that contain an aggregate of approximately 25.4 million net rentable square feet and consist of 169 office properties, 20 industrial facilities, five mixed-use properties, one retail property (195 core properties), five properties classified as held for sale, three development properties, one redevelopment property and one re-entitlement property (collectively, the "Properties"). In addition, as of September 30, 2014, we owned economic interests in 17 unconsolidated Real Estate Ventures that contain approximately 6.1 million net rentable square feet (collectively, the "Real Estate Ventures"). In addition to managing properties that we own, as of September 30, 2014, we were managing approximately 8.3 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
During the nine-month period ended September 30, 2014, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and 1 property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Adverse changes in economic conditions could reduce the availability of financing and potentially increase borrowing costs. These factors, coupled with an uncertain economic recovery, have reduced the volume of real estate transactions and increased credit stresses on some businesses. Vacancy rates may increase, and rental rates may decline, through 2014 and possibly beyond as the economic climate contains demand for commercial space and negatively impact tenants.
Overall economic conditions, including but not limited to high unemployment and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise equity and debt capital in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to access funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at September 30, 2014 was 88.9% compared to 88.3% at September 30, 2013.

The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three and nine months ended September 30, 2014:

	Three-month period ended	Nine-month period ended
	September 30, 2014	September 30, 2014
Leasing Activity:
Core portfolio net rentable square feet owned (end of period) (1)	23,501,631	23,501,631
Occupancy percentage (end of period)	88.9%	88.9%
Average occupancy percentage	88.9%	89.0%
New leases and expansions commenced (square feet)	363,015	1,179,624
Leases renewed (square feet)	765,947	1,373,574
Net absorption (square feet) (2)	(67,707)	(96,489)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	0.5%	8.8%
Renewal rental rates	22.9%	12.7%
Combined rental rates	20.3%	11.8%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$10.02	$7.74
Tenant Improvements (per square feet)	$19.43	$16.03

(1)	Includes all properties in the core portfolio (i.e. not under development or redevelopment).

(2)	Includes leasing related to completed developments and redevelopments.

(3)	Rental rates include GAAP base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 0.6% of our aggregate final annualized base rents as of September 30, 2014 (representing approximately 0.6% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2014. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. In our core portfolio the retention rate for the nine-month period ended September 30, 2014 is 68% compared to a retention rate of 63% for the nine-month period ended September 30, 2013. Rental rates on leases expiring during 2014 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.1 million or 9.5% of total receivables (including accrued rent receivables) as of September 30, 2014 compared to $16.2 million or 10.3% of total receivables (including accrued rent receivables) as of December 31, 2013.
If economic conditions deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional risks associated with development projects.
As of September 30, 2014, we owned approximately 415 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically re-zone and/or dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of September 30, 2014, these land parcels could support, under current zoning and entitlements, approximately 5.7 million square feet of commercial office development inclusive of options to purchase approximately 50 additional acres of undeveloped land.
See "Liquidity and Capital Resources - Commitments and Contingencies" for further discussion of our ongoing development projects.
RECENT PROPERTY TRANSACTIONS
Acquisition
During the nine months ended September 30, 2014, we recorded a $0.5 million gain on remeasurement of our investment in partnerships with Parkway Properties, Inc. On December 19, 2013, we increased our equity ownership interest from 25% to 99% in each of the two partnerships that own One and Two Commerce Square, two 41-story trophy-class office towers in Philadelphia, Pennsylvania. As of December 31, 2013, the Company had recorded a $1.6 million net receivable balance from our former partner. This receivable balance represented the former partner's estimated portion of the net current assets pursuant to the terms of the agreement (the "Redemption Agreement") that provided for the forgoing transaction. In accordance with settlement procedures provided for in the Redemption Agreement, we and Parkway finalized the purchase accounting based on facts and circumstances that existed at the date of the acquisition but that were not fully known at such time. During the nine months ended September 30, 2014, $2.1 million of consideration was received from the former partner in full settlement of the aforementioned provision and a measurement period adjustment was made to adjust the fair value of our previously held equity investment, resulting in a gain on remeasurement of our investment in the partnerships of $0.5 million. For additional information related to this transaction, see the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
On February 19, 2014, we acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 net rentable square feet. The land was purchased with an in-place lease for 75% of the first building. We capitalized $8.4 million in construction in progress, recorded $4.6 million in land inventory and recorded a deposit for a portion of the future development fee held in escrow of $1.0 million. The net assets were purchased using available corporate funds.
As of September 30, 2014, each of the two office buildings at Encino Trace was in development, and we had funded, through such date, $28.7 million, inclusive of the $14.0 million acquisition cost. During the second quarter of 2014, we reclassified the $4.6 million remaining in land inventory to construction in progress in connection with commencement of development of the second building. Additional project costs (exclusive of the $28.7 million funded at September 30, 2014) are expected to aggregate $58.7 million and will be funded over the remaining construction period.
Disposition
On September 30, 2014, we sold an office building containing 172,943 rentable square feet at 1880 Campus Commons Drive in Reston, Virginia commonly known as Campus Pointe for a sales price of $42.5 million resulting in a gain on sale of $4.7 million after closing and other transaction related costs. The disposal of Campus Pointe does not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the property remains classified within continuing operations for all periods presented.
On April 16, 2014, we sold a 5.3 acre parcel of land located in Dallas, Texas for a sales price of $1.6 million resulting in a nominal gain on sale after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.

On April 7, 2014, we received $0.9 million from an escrow account that was established in connection with the sale of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey, known as "Princeton Pike Corporate Center." The sale of Princeton Pike Corporate Center was completed on February 25, 2013 for an aggregate sales price of $121.0 million and resulted in a $5.3 million gain on sale after closing and other transaction related costs. The escrow account was funded with $2.0 million at closing and was established for use by the buyer to fund certain tenant improvement projects with any unused portion to be returned to us. The unused amount received from the escrow account was recognized as a gain on sale during the period ending September 30, 2014. The aforementioned gain was recognized within discontinued operations which is consistent with the accounting classification of the assets that we sold on February 25, 2013.
On April 3, 2014, we contributed two 3-story, Class A office buildings, containing an aggregate of approximately 192,396 net rentable square feet known as Four Points Centre in Austin, Texas to an existing real estate venture (the "Austin Venture") that we formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC ("DRA"). We contributed the property to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution, (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) the DRA member contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to us and credited us with a $5.9 million capital contribution to the Austin Venture. We incurred a $0.2 million loss on the contribution, driven primarily by closing costs. The disposal of Four Points Centre does not represent a strategic shift that has a major effect on the Company's operations and financial results, accordingly the property remains classified within continuing operations for all periods presented.
On March 27, 2014, we sold a 16.8-acre parcel of land located in Austin, Texas for a sales price of $3.5 million resulting in a $1.2 million gain on sale of undepreciated real estate after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
Held for Sale
On October 24, 2014, we sold the Valleybrooke Office Park, comprised of five properties consisting of 279,934 rentable square feet, located in Malvern, Pennsylvania for a sale price of $37.9 million. As of September 30, 2014, we categorized the Valleybooke portfolio as held for sale on our consolidated balance sheet. The carrying value of the property exceeds the fair value less the costs of sale. As a result, we recognized an impairment loss totaling approximately $1.8 million during the three months ended September 30, 2014. The disposal of the Valleybrooke Office Park does not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the impairment loss and operating results of this property remain classified within continuing operations for all periods presented.
Austin Venture - The Crossings
On July 31, 2014, the Austin Venture completed the acquisition of the Crossings at Lakeline, comprised of two 3-story buildings containing 232,274 rentable square feet located in the Far Northwest submarket of Austin, Texas for $48.2 million. The transaction was funded with $34.5 million of mortgage loan proceeds and $12.8 million (net of $0.9 million in purchase adjustments) of cash contributions, with $6.4 million from each of DRA and us. The fixed rate mortgage loan was financed through a non-affiliated third party. The Austin Venture incurred approximately $0.1 million of transaction costs to acquire the property. The Austin Venture expensed the acquisition costs under the accounting guidance for business combinations.
We continually assess our portfolio in light of our strategic and economic considerations to determine whether to sell properties in the portfolio. Sales of properties, and determinations to hold properties for sale, may result in an impairment or other loss, and such loss could be material to our statement of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in accounting estimate are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets and the allowance for doubtful accounts. Actual results may differ from those estimates and assumptions.

Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2013. See also Note 2 in our unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2014 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and nine-month periods ended September 30, 2014 and 2013. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 15 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 15 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).
Comparison of the Three-Month Periods Ended September 30, 2014 and September 30, 2013
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 191 properties containing an aggregate of approximately 21.4 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended September 30, 2014 and 2013. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2013 and owned through September 30, 2014. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2013 or disposed prior to September 30, 2014. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2014 and 2013) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2014 and 2013 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended September 30, 2014 to the three-months ended September 30, 2013

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2014	2013	Increase/ (Decrease)	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)
Revenue:
Cash rents	$102,357	$99,741	$2,616	$8,555	$289	$2,103	$2,091	$1,532	$7,361	$114,547	$109,482	$5,065
Straight-line rents	3,147	4,381	(1,234)	1,110	603	4	41	(28)	60	4,233	5,085	(852)
Above/below market rent amortization	1,026	1,447	(421)	211	—	271	248	—	120	1,508	1,815	(307)
Total rents	106,530	105,569	961	9,876	892	2,378	2,380	1,504	7,541	120,288	116,382	3,906
Tenant reimbursements	14,983	15,809	(826)	4,211	98	413	415	488	4,372	20,095	20,694	(599)
Termination fees	1,228	2,040	(812)	190	—	—	—	—	—	1,418	2,040	(622)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	3,932	3,263	3,932	3,263	669
Other	558	741	(183)	128	1	43	14	96	219	825	975	(150)
Total revenue	123,299	124,159	(860)	14,405	991	2,834	2,809	6,020	15,395	146,558	143,354	3,204
Property operating expenses	37,197	37,656	459	5,203	183	1,534	1,255	(1,259)	1,545	42,675	40,639	(2,036)
Real estate taxes	10,850	11,909	1,059	1,398	87	241	365	380	1,806	12,869	14,167	1,298
Third party management expenses	—	—	—	—	—	—	—	1,687	1,317	1,687	1,317	(370)
Net operating income	75,252	74,594	658	7,804	721	1,059	1,189	5,212	10,727	89,327	87,231	2,096
General & administrative expenses	—	—	—	—	—	5	—	5,895	6,436	5,900	6,436	(536)
Depreciation and amortization	44,823	43,502	1,321	5,021	182	1,822	1,806	950	5,093	52,616	50,583	2,033
Operating income (loss)	$30,429	$31,092	$(663)	$2,783	$539	$(768)	$(617)	$(1,633)	$(802)	$30,811	$30,212	$599
Number of properties	191	191		4		5		5		205
Square feet	21,433	21,433		2,069		1,568		280		25,350
Core Occupancy % (d)	89.0%	87.8%		87.6%		N/A		95.7%		88.9%
Other income (expense):
Interest income										528	268	260
Historic tax credit interest income										11,853	11,853	—
Interest expense										(31,481)	(30,338)	(1,143)
Recognized hedge activity										(828)	—	(828)
Amortization of deferred financing costs										(1,566)	(1,158)	(408)
Interest expense — financing obligation										(273)	(264)	(9)
Equity in income of real estate ventures										(486)	714	(1,200)
Net gain on disposition of real estate										4,698	—	4,698
Net loss on sale of undepreciated real estate										—	(129)	129
Loss on early extinguishment of debt										(2,606)	(11)	(2,595)
Provision for impairment on assets held for sale										(1,765)	—	(1,765)
Income from continuing operations										8,885	11,147	(2,262)
Loss from discontinued operations										(3)	(59)	56
Net income										$8,882	$11,088	$(2,206)
Income per common share										$0.04	$0.06	$(0.02)
EXPLANATORY NOTES

(a)	Results include: four properties completed/acquired and placed in service.

(b)	Results include: three developments, one redevelopment and one re-entitlement property.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio increased by $5.1 million from the third quarter of 2013 to the third quarter of 2014, primarily attributable to:

•	an increase of $2.6 million in the Same Store Property Portfolio due to a 0.6% increase in occupancy for the third quarter of 2014 compared to the third quarter of 2013;

•	an increase of $7.5 million related to the increase in our equity ownership interest in One Commerce Square and Two Commerce Square during the fourth quarter of 2013;

•	an increase of $1.0 million related to a development and redevelopment property being placed into service; and

•	a decrease of $5.8 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.
Straight-line rents decreased by $0.9 million on a consolidated basis due to a combination of free rent converting to cash rent subsequent to the third quarter of 2013 at our Same Store Property Portfolio, and timing of revenue recognition under the straight-line method of accounting. The decreases were offset by a net increase of $0.5 million related to recently acquired properties, which primarily consists of a $0.9 million increase related to the increase in our equity ownership interest in One and Two Commerce Square in the fourth quarter of 2013 and a $0.4 million decrease relating to a single tenant's free rent converting to cash rent at 660 Germantown Pike, a redevelopment property.
Tenant reimbursements decreased by $0.6 million, which trended along with the decrease in operating expenses over the same period. Expense recoveries remained consistent with a reimbursement percentage of 36.2% during the third quarter of 2014 compared to 37.8% in the third quarter of 2013.
Termination fees at our Total Portfolio decreased by $0.6 million due to timing and volume of tenant move-outs during the third quarter of 2014 when compared to the third quarter of 2013.
Third party management fees, labor reimbursement and leasing increased $0.7 million during the third quarter of 2014 compared to the third quarter of 2013 which is primarily attributable to an increase of $0.7 million in management fees and labor reimbursements from DRA Austin real estate venture which was formed subsequent to September 30, 2013.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $2.0 million for the third quarter of 2014 compared to the third quarter of 2013, primarily attributable to: (i) an increase of $5.2 million due to additional operating expenses from properties that we acquired and placed into service subsequent to the third quarter of 2013 and (ii) a net increase of $0.9 million in repairs and maintenance expenditures due to the timing of our tenants' needs. These and other increases were offset by: (i) a $2.8 million decrease from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013, (ii) a decrease of $0.9 million in utilities expenses and (iii) a decrease of $0.4 million in bad debt expense.
Real Estate Taxes
Real estate taxes decreased by a net $1.3 million for the third quarter of 2014 compared to the third quarter of 2013, attributable to a decrease of $1.4 million from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture and a net decrease of $1.1 million in the Same Store Property Portfolio, due to property assessments that occurred subsequent to September 30, 2013. These decreases were offset by $1.2 million in increases due to properties we acquired subsequent to September 30, 2013.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio decreased $0.5 million for the third quarter of 2014 compared to the third quarter of 2013, primarily attributable to a $1.3 million decrease in stock-based compensation costs compared to the prior year which is directly attributable to the timing of recognizing accelerated amortization of such compensation of our executive personnel meeting qualifying retirement provisions. These decreases were offset by $0.5 million of increased salary and benefits costs during the third quarter of 2014 compared to the third quarter of 2013. The remaining increase of $0.3 million is due to additional professional fees incurred during the third quarter of 2014 compared to the third quarter of 2013.
Depreciation and Amortization

Depreciation and amortization expense increased by $2.0 million for the third quarter of 2014 compared to the third quarter of 2013, of which $4.8 million is attributable to properties acquired subsequent to September 30, 2013. Depreciation expense to the Same Store Property Portfolio increased $1.3 million, due to the timing of tenant and capital improvement projects being completed and placed into service. These increases were offset by reductions in depreciation expense of $4.1 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.
Interest Expense
The increase in interest expense of $1.1 million from the third quarter of 2013 to the third quarter of 2014 is primarily due to the following:

•	an increase of $0.9 million related to the issuance of $250.0 million 4.10% Guaranteed Notes due 2024 and $250.0 million 4.55% Guaranteed Notes due 2029; and

•
an increase of $2.4 million related to the fourth quarter 2013 increase in our ownership interest in One and Two Commerce Square and consolidation of One Commerce Square mortgage debt having a principal balance at September 30, 2014 of $123.7 million and an effective rate of 3.681% and of Two Commerce Square mortgage debt having a principal balance at September 30, 2014 of $112.0 million and an effective rate of 4.513%.

The increase of $3.3 million in interest expense described above was offset by the following decreases in interest expense during the third quarter of 2014 compared to the third quarter of 2013:

•	a decrease of $1.1 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to the third quarter of 2013;

•	a decrease of $0.3 million due to the repayment of the entire principal balance of our $150.0 million three-year term loan due February 2015;

•	a decrease of $0.2 million due to the repayment of the remaining principal balance of our $100.0 million four-year term loan due February 2016;

•	a decrease of $0.4 million due to repurchases of $88.7 million of our 5.400% Guaranteed Notes due 2014; and

•	a decrease of $0.2 million due to repurchases of $46.5 million of our 7.500% Guaranteed Notes due 2015.
Recognized Hedge Activity
The increase from recognized hedge activity expense of $0.8 million during the third quarter 2014 compared to the third quarter of 2013 is attributable to terminating the interest rate swap contracts upon repayment of the $150 million three-year term loan due February 2015.
Equity in Income of Real Estate Ventures
The decrease in equity in income of real estate ventures of $1.2 million during the third quarter 2014 compared to the third quarter of 2013 is attributable to the following;

•
a decrease of $0.4 million in preferred return income as a result of increasing our common ownership interest in, and consolidating, the One and Two Commerce real estate ventures subsequent to the second quarter of 2013;

•
a decrease of $0.2 million from our Broadmoor Austin real estate venture, as the tenant that occupied 100% of the office park vacated142,000 square feet office space at the expiration date of its lease subsequent to the third quarter of 2013; and

•	a decrease of $0.7 million due to net losses incurred at our other real estate ventures.

The decrease of $1.3 million of equity in income described above was offset by an increase of $0.1 million related to the formation of the DRA Austin real estate venture in October 2013.

Net Gain on Disposition of Real Estate
The $4.7 million net gain on disposition of real estate venture resulted from the sale of an office property in Reston, Virginia commonly known as Campus Pointe on September 30, 2014, with no such dispositions in the third quarter of 2013.
Net Loss on Sale of Undepreciated Real Estate
The $0.1 million loss during the third quarter of 2013 relates to sale of an undeveloped land parcel, with no such dispositions during the third quarter of 2014.
Loss on Early Extinguishment of Debt
During the third quarter of 2014, we funded; (i) $88.7 million repurchase of our 5.400% Guaranteed Notes due 2014, (ii) $46.5 million repurchase of our 7.500% Guaranteed Notes due 2015, (iii) repayment of the entire $150.0 million three-year loan due February 2015 and (iv) repayment of the entire $100.0 million four-year loan due February 2016, which resulted in a net loss on early extinguishment of debt of $2.6 million.
Provision for Impairment on Assets Held for Sale
As of September 30, 2014, the carrying value of the Valleybrooke office portfolio exceeded the fair value less the costs of sale and, as a result, we recognized an impairment loss totaling approximately $1.8 million during the third quarter of 2014. See Footnote 3 "Real Estate Investments" for further information.
Net Income
Net income decreased by $2.2 million during the third quarter of 2014 compared to the third quarter of 2013 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Comparison of the Nine-Month Periods Ended September 30, 2014 and September 30, 2013
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 191 properties containing an aggregate of approximately 21.3 million net rentable square feet, and represents properties that we owned for the entire nine-month periods ended September 30, 2014 and 2013. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2013 and owned through September 30, 2014. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2013 or disposed prior to September 30, 2014. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2014 and 2013) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2014 and 2013 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of nine-months ended September 30, 2014 to the nine-months ended September 30, 2013

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2014	2013	Increase/ (Decrease)	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)
Revenue:
Cash rents	$307,015	$296,677	$10,338	$28,199	$993	$6,345	$6,300	$5,400	$21,459	$346,959	$325,429	$21,530
Straight-line rents	8,495	14,045	(5,550)	2,857	1,959	18	130	46	103	11,416	16,237	(4,821)
Above/below market rent amortization	3,864	4,305	(441)	506	10	780	738	56	335	5,206	5,388	(182)
Total rents	319,374	315,027	4,347	31,562	2,962	7,143	7,168	5,502	21,897	363,581	347,054	16,527
Tenant reimbursements	48,457	45,966	2,491	12,360	305	1,281	1,202	1,959	13,122	64,057	60,595	3,462
Termination fees	6,396	2,929	3,467	574	—	—	—	—	17	6,970	2,946	4,024
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	12,269	9,652	12,269	9,652	2,617
Other	1,430	2,261	(831)	229	1	149	148	487	895	2,295	3,305	(1,010)
Total revenue	375,657	366,183	9,474	44,725	3,268	8,573	8,518	20,217	45,583	449,172	423,552	25,620
Property operating expenses	115,476	110,696	4,780	15,650	658	4,230	3,602	(2,744)	4,465	132,612	119,421	13,191
Real estate taxes	32,540	34,919	(2,379)	4,394	367	751	1,189	1,482	6,164	39,167	42,639	(3,472)
Third party management expenses	—	—	—	—	—	—	—	5,133	4,105	5,133	4,105	1,028
Net Operating Income	227,641	220,568	7,073	24,681	2,243	3,592	3,727	16,346	30,849	272,260	257,387	14,873
General & administrative expenses	—	—	—	2	183	83	1	20,001	20,140	20,086	20,323	(237)
Depreciation and amortization	132,257	126,764	5,493	16,654	787	5,376	4,954	3,486	16,795	157,773	149,300	8,473
Operating Income (loss)	$95,384	$93,804	$1,580	$8,025	$1,273	$(1,867)	$(1,228)	$(7,141)	$(6,086)	$94,401	$87,764	$6,637
Number of properties	190	190		5		5		5		200
Square feet	21,317	21,317		2,185		1,568		280		25,350
Occupancy % (d)	89.0%	87.8%		87.9%		N/A		95.7%		88.9%
Other Income (Expense):
Interest income										1,298	448	850
Historic tax credit interest income										11,853	11,853	—
Interest expense										(94,837)	(91,689)	(3,148)
Amortization of deferred financing costs										(3,952)	(3,502)	(450)
Interest expense — financing obligation										(861)	(693)	(168)
Net gain on disposition of real estate										4,698	—	4,698
Recognized hedge activity										(828)	—	(828)
Equity in income of real estate ventures										(733)	3,757	(4,490)
Net gain (loss) on sale of undepreciated real estate										1,184	(129)	1,313
Net gain from remeasurement of investment in a real estate venture										458	7,847	(7,389)
Net gain (loss) on real estate venture transactions										(417)	3,683	(4,100)
Loss on early extinguishment of debt										(2,606)	(1,127)	(1,479)
Provision for impairment on assets held for sale										(1,765)	—	(1,765)
Income from continuing operations										7,893	18,212	$(10,319)
Income from discontinued operations										918	3,975	(3,057)
Net income										$8,811	$22,187	$(13,376)
Income per common share										$0.02	$0.11	$(0.09)

EXPLANATORY NOTES

(a)	Results include: five properties completed/acquired and placed in service.

(b)	Results include: three developments, one redevelopment and one re-entitlement property

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio increased by $21.5 million from the nine-month period ended September 30, 2013 to the nine-month period ended September 30, 2014, primarily attributable to:

•
an increase of $10.3 million in the Same Store Property Portfolio due to a 0.6% increase in occupancy for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013;

•	an increase of $23.4 million related to the increase in our equity ownership interest in One Commerce Square and Two Commerce Square during the fourth quarter of 2013;

•	an increase of $2.4 million related to a development and redevelopment property being placed into service;

•	an increase of $0.8 million related to a property that was contributed to a real estate venture during the second quarter of 2014 that was purchased during the fourth quarter of 2013;

•	an increase of $1.4 million related to the acquisition of Six Tower Bridge during the second quarter of 2013; and

•	a decrease of $16.8 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.
Straight-line rents decreased by $4.8 million on a consolidated basis due to a combination of free rent converting to cash rent subsequent to the nine-month period ended September 30, 2013 at our Same Store Property Portfolio, and timing of revenue recognition under the straight-line method of accounting. The decreases were offset by a net increase of $0.9 million related to recently acquired properties, which primarily consists of a $2.2 million increase related to the increase in our equity ownership interest in One and Two Commerce Square in the fourth quarter of 2013, a $0.2 million increase relating to a development property placed into service during the second quarter of 2014 and a $1.5 million decrease relating to the expiration of a single tenant's free rent period at 660 Germantown Pike subsequent to September 30, 2013.
Tenant reimbursements increased by $3.5 million which trended along with the increase in operating expenses over the same period. Expense recoveries decreased slightly to 37.3% during the nine-month period ended September 30, 2014 compared to 37.4% in the nine-month period ended September 30, 2013.
Termination fees at our Total Portfolio increased by $4.0 million due to timing and volume of tenant move-outs during the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013.
Third party management fees, labor reimbursement and leasing increased $2.6 million during the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 which is primarily attributable to an increase of $2.0 million in management fees and labor reimbursements from DRA Austin real estate venture which was formed subsequent to September 30, 2013. Development fee income increased $0.5 million related to increased development activity at the evo at Cira Centre South real estate venture.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased by $13.2 million from the nine-month period ended September 30, 2013 to the nine-month period ended September 30, 2014, primarily attributable to: (i) an increase of $15.0 million due to additional operating expenses from properties that we acquired and placed into service subsequent to the third quarter of 2013, (ii) an increase of $1.4 million in snow removal costs, (iii) an increase of $1.5 million in utilities, and (iv) a net increase of $3.3 in repairs and maintenance expenditures due to the timing of our tenants' needs. These and other increases were offset by: (i) $7.9 million decrease from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013 and (ii) a $0.1 million decrease to bad debt expense.

Real Estate Taxes
Real estate taxes decreased by $3.5 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, attributable to: (i) a decrease of $4.7 million from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture, (ii) a net decrease of $2.4 million in the Same Store Property Portfolio and (iii) a decrease of $0.4 million relating to development/redevelopment properties. The decreases in the Same Store Property Portfolio and development/redevelopment properties are due to property assessments that occurred subsequent to September 30, 2013. These decreases were offset by $4.0 million in increases due to properties we acquired subsequent to the second quarter of 2013.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio decreased $0.2 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily attributable to a $2.0 million decrease in stock-based compensation costs compared to the prior year which is directly attributable to the timing of recognizing accelerated amortization of such compensation of our executive personnel meeting qualifying retirement provisions. These decreases were offset by $1.1 million of increased salary and benefits costs during the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013. The remaining increase of $0.7 million is due to additional professional fees incurred during the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013.
Depreciation and Amortization

Depreciation and amortization expense increased by $8.5 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, of which $15.9 million is attributable to properties acquired subsequent to September 30, 2013. Increases in depreciation expense to the Same Store Property Portfolio totaled $5.5 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service. Depreciation expense for the development/redevelopment properties increased $0.4 million and reflects additional assets placed into service. These increases were offset by reductions in depreciation expense of $10.4 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013 and the acceleration of $3.6 million primarily attributable to depreciation expense for 6 East Clementon. During the second quarter of 2013, we re-entitled this property for residential and mixed-use development, and accordingly, we shortened the useful lives for this building to the expected demolition date. Other net increases to depreciation total $0.7 million, none of which related significantly to a particular property.
Interest Income

Interest income increased by $0.9 million due to higher average balances in interest bearing cash equivalents for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013.
Interest Expense

The increase in interest expense of $3.1 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 is primarily due to the following;

•	an increase of $0.9 million related to the issuance of $250.0 million 4.10% Guaranteed Notes due 2024 and $250.0 million 4.55% Guaranteed Notes due 2029; and

•
an increase of $7.2 million related to the fourth quarter 2013 increase in our ownership interest in One and Two Commerce Square and our consolidation of One Commerce Square mortgage debt having a principal balance at September 30, 2014 of $123.7 million and an effective rate of 3.681% and Two Commerce Square mortgage debt having a principal balance of $112.0 million at September 30, 2014 and an effective rate of 4.513%.

The increase of $8.1 million in interest expense described above was offset by the following decreases in interest expense during the first quarter of 2014 compared to the first quarter of 2013:

•	a decrease of $2.5 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to the third quarter of 2013;

•	a decrease of $0.3 million due to the repayment of the entire principal balance of the $150.0 million three-year term loan due February 2015;

•	a decrease of $0.2 million due to the repayment of the remaining principal balance of the $100.0 million four-year term loan due February 2016;

•	a decrease of $0.2 million due to the fact that we did not have any borrowings on our Credit Facility during the nine-month period ended September 30, 2014;

•	a decrease of $0.8 million due to repurchases of $88.7 million of our 5.400% Guaranteed Notes due 2014;

•	a decrease of $0.5 million due to repurchases of $46.5 million of our 7.500% Guaranteed Notes due 2015; and

•	the remaining decrease of $0.5 million is due to debt principal amortization.
Net Gain on Disposition of Real Estate
The $4.7 million net gain on disposition of real estate venture resulted from the sale of an office property in Reston, Virginia commonly known as Campus Pointe on September 30, 2014, with no such dispositions during the nine-month period ended September 30, 2014.
Recognized Hedge Activity
The increase from recognized hedge activity expense of $0.8 million during nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 is attributable to terminating the interest rate swap contracts upon repayment of the $150.0 million three-year term loan due February 2015.
Equity in Income of Real Estate Ventures
The decrease in equity in income of Real Estate Ventures of $4.5 million during the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 is attributable to the following;

•
a decrease of $1.6 million in preferred return income as a result of increasing our common ownership interest in, and consolidating of, the One and Two Commerce real estate ventures subsequent to September 30, 2013;

•
a decrease of $0.4 million as a result of recognizing income during 2013 related to the exchange of our ownership interest in Two Tower Bridge to acquire the remaining ownership interest in Six Tower Bridge during the second quarter of 2013;

•	a decrease of $0.9 million related to sales proceeds received in excess of our investment in the BDN Beacon real estate venture;

•
a decrease of $0.3 million from our Broadmoor Austin real estate venture, as the tenant that occupied 100% of the office park moved out of 142,000 square feet of office space due to a lease expansion subsequent to September 30, 2013;

•	a decrease of $0.4 million from our DRA Austin real estate venture in connection with suspended losses recognized upon capital contributions;

•	a decrease of $0.4 million as a result of recognizing professional fees and interest expense incurred related to our investment in the Seven Tower Bridge real estate venture; and

•	a remaining decrease of $0.5 million due to net losses incurred at our remaining real estate ventures.
Gain from Remeasurement of Investment in a Real Estate Venture
The gain on remeasurement of investment in a real estate venture decreased $7.4 million. The $0.5 million gain recognized during the nine-month period ended September 30, 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce partnerships. The $7.9 million gain in the nine-month period ended September 30, 2013 resulted from the Company taking control of Six Tower Bridge which required the remeasurement at fair value of our existing equity interest in Six Tower Bridge that we did not previously own.
Gain on Sale of Undepreciated Real Estate
The gain on sale of undepreciated real estate of $1.2 million during the nine-month period ended September 30, 2014 resulted from the sale of two undeveloped land parcels. The $0.1 million loss during the nine-month period ended September 30, 2013 relates to sale of one undeveloped land parcel.
Net Gain (Loss) on Real Estate Venture Transactions
The $0.4 million loss during the nine-month period ended September 30, 2014 relates primarily to the contribution of Four Points Centre to an unconsolidated joint venture. The $3.7 million gain during the nine-month period ended September 30, 2013 is the result of the exchange of our remaining ownership in the Two Tower Bridge Venture for the remaining ownership interest in the Six Tower Bridge Venture that we did not already own during nine-month period ended September 30, 2013.

Loss on Early Extinguishment of Debt
During nine-month period ended September 30, 2014, we; (i) repurchased $88.7 million repurchase of our 5.400% Guaranteed Notes due 2014, (ii) repurchased $46.5 million of our 7.500% Guaranteed Notes due 2015, (iii) repaid the entire $150.0 million three-year term loan due February 2015 and (iv) repaid the entire $100.0 million four-year term loan due February 2016, which resulted in a net loss on early extinguishment of debt of $2.6 million.
During the nine-month period ended September 30, 2013, we repurchased (i) $0.5 million of our 6.000% Guaranteed Notes due 2016, (ii) $5.1 million of our 7.500% Guaranteed Notes due 2015 and (iii) $6.2 million of our 5.400% Guaranteed Notes due 2014, which resulted in a net loss on early extinguishment of debt of $1.1 million.
Provision for Impairment on Assets Held for Sale
As of September 30, 2014, the carrying value of the Valleybrooke office portfolio exceeded the fair value less the costs of sale and, as a result, we recognized an impairment loss totaling approximately $1.8 million during the nine-month period ended September 30, 2014. See Footnote 3 "Real Estate Investments" for further information.
Discontinued Operations
During the nine-month period ended September 30, 2014, there were no property sales classified as discontinued operations. The gain of $0.9 million primarily relates to the settlement of a sale that occurred during the first quarter of 2013 for a portfolio of eight office properties located in Lawrenceville, New Jersey. See Footnote 3 "Real Estate Investments" for further information.
During 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey, one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania, one property located in Exton, Pennsylvania, one property located in King of Prussia, Pennsylvania, and one property in West Chester, Pennsylvania. During the nine-month period ended September 30, 2014, these properties had total revenues of $5.2 million, property operating expenses of $1.8 million, $0.6 million of real estate taxes and $1.8 million of depreciation and amortization expense. We recognized a net gain on sale related to these transactions of $3.0 million.
Net Income
Net income decreased by $13.4 million during the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.

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
As of September 30, 2014, the Parent Company owned a 98.9% interest in the Operating Partnership. The remaining interest of approximately 1.1% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2014 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes.
The liquidity of the Parent Company is dependent on the Operating Partnership’s ability to make distributions to the Parent Company. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available to meet its working capital needs including its ability to make distribution payments to the Parent Company. The Parent Company unconditionally guarantees the unsecured obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but it does not by itself incur indebtedness. As of September 30, 2014, the secured and unsecured debt of the Operating Partnership aggregated $659.5 million and $2,061.9 million, respectively.
We use multiple sources to finance our working capital needs and to fund acquisitions, developments and other long-term capital needs. When needed, we use borrowings under our unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses from time to time as necessary. In light of the continuing volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured credit facility when needed to fund distributions or pay expenses.
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
The Parent Company maintains a shelf registration statement that has registered the offer and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. The Parent Company also maintains a continuous offering program under which we may sell up to 16,000,000 common shares until November 5, 2016 in at-the-market offerings.
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
We also consider sales of selected assets as part of our liquidity and balance sheet management. We use proceeds from asset sales, as appropriate, to repay existing indebtedness, provide capital for our development activities and to strengthen our financial condition.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2014 and December 31, 2013, we maintained cash and cash equivalents of $671.9 million and $263.2 million, respectively. The following are the changes in cash flow from our activities for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

Activity	2014	2013
Operating	$133,000	$145,326
Investing	(94,748)	17,441
Financing	370,484	21,201
Net cash flows	$408,736	$183,968
Our principal source of cash flows is from the operation of our properties. We do not restate our cash flows for discontinued operations.
The net decrease of $12.3 million in cash from operating activities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to the timing of cash receipts and cash expenditures in the normal course of operations.
The net decrease of $112.2 million in cash from investing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to the following:

•
a decrease of $64.3 million of net proceeds from the sale of 14 properties during the nine months ended September 30, 2013 compared to the contribution of one office property to an unconsolidated real estate venture, the sale of two land parcels and the sale of one office property during the nine months ended September 30, 2014 (see Note 3 to the consolidated financial statements for details);

•
a decrease of $17.0 million from the sale of our interest in an unconsolidated real estate venture during the nine months ended September 30, 2013, with no comparable transactions during the nine months ended September 30, 2014;

•
a decrease of $8.4 million in funds used for acquisitions, primarily driven by the purchase of a 1.8 acre land parcel underlying Three Logan Square during the nine months ended September 30, 2013 compared to the purchase of a development project in Austin, Texas known as Encino Trace (see Note 3 to the consolidated financial statements for details) during the nine months ended September 30, 2014;

•
a decrease from the reimbursement of $2.0 million in pre-formation development costs of an unconsolidated real estate venture during the nine months ended September 30, 2013, with no comparable transactions during the nine months ended September 30, 2014; and

•	an increase of $0.2 million in escrow cash due to timing of payments.
The decrease in cash from investing activities was partially offset by the following transactions:

•
an increase in capital expenditures for tenant and building improvements and leasing commissions by $60.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily attributed to the development of FMC at Cira Centre South and Encino Trace;

•
a decrease of $13.8 million of investments in unconsolidated Real Estate Ventures is primarily due to contributions for the nine months ended September 30, 2014 of $6.4 million to the DRA Austin real estate venture, $7.6 million to the 4040 Wilson real estate venture and $2.3 million to other real estate ventures. During the nine months ended September 30, 2013 we contributed $13.0 million in cash in connection with the formation of the 4040 Wilson real estate venture, $6.7 million to the One Commerce Square and Two Commerce Square real estate ventures, $9.1 million to the development of evo at Cira Centre South and $1.3 million in contributions to other real estate ventures;

•
an increase of $3.7 million in cash distributions from a Real Estate Venture during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily reflecting increased distributions of operating cash flow from the DRA Austin real estate venture during the fourth quarter of 2013;

•	an increase of $4.9 million in payments on the mortgage note receivable during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013; and

•
an increase in advances made for purchase of tenant assets, net of repayments of $0.2 million during the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013.

The net increase of $349.3 million in cash used in financing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to the following:

•	the receipt of $496.5 million in net proceeds from the issuance of $250.0 million 4.100% Guaranteed Notes due 2024 and $250.0 million 4.550% Guaranteed Notes due 2029; and

•
the receipt of $335.0 million in net proceeds from the issuance of 21,850,000 common shares by the Parent Company during the nine months ended September 30, 2014 compared to the receipt of $181.5 million in proceeds from the issuance 12,650,000 common shares during the nine months ended September 30, 2013.

The net increase in cash used in financing activities described above was offset by the following:

•
a decrease of $69.0 million in net borrowings under the unsecured Credit Facility during the nine months ended September 30, 2013 compared to no draws on our line of credit for the nine months ended September 30, 2014;

•
an increase in repayments of unsecured notes of $107.3 million during the nine months ended September 30, 2014, primarily relating to redemption of a portion of the 5.40% Guaranteed Notes due November 1, 2014 and the 7.50% Guaranteed Notes due May 15, 2015 compared to $13.0 million of unsecured note repayments during nine months ended September 30, 2013;

•
an increase of $3.6 million in debt financing costs relating to the issuance of the $250.0 million 4.100% Guaranteed Notes due 2024 and $250.0 million 4.550% Guaranteed Notes due 2029 during the nine months ended September 30, 2014;

•
an increase of $1.6 million in repayments of mortgage notes payable during nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, which is primarily attributable to our consolidation of the mortgage notes secured by One and Two Commerce Square upon the increase in our common ownership interest in One and Two Commerce Square from 25% to 99%;

•	a decrease of $1.5 million in proceeds from the exercise of stock options during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013; and

•
an increase in distributions paid to shareholders and on non-controlling interests to $76.9 million during the nine months ended September 30, 2014 from $72.9 million during the nine months ended September 30, 2013.

Capitalization
Indebtedness

The table below summarizes indebtedness under our mortgage notes payable, our unsecured notes and our Credit Facility at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Balance:
Fixed rate	$2,721,460	$2,499,465
Variable rate — unhedged	—	100,000
Total	$2,721,460	$2,599,465
Percent of Total Debt:
Fixed rate	100.0%	96.2%
Variable rate — unhedged	—%	3.8%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.1%	5.2%
Variable rate — unhedged	—%	1.9%
Total	5.1%	5.0%
Weighted-average maturity in years:
Fixed rate	6.7	5.6
Variable rate — unhedged	0.0	2.1
Total	6.7	5.5
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by us.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2014 are as follows (in thousands):

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Average Interest Rate of Maturing Debt
2014	$3,577	$258,419	$261,996	6.52%
2015	13,669	88,361	102,030	5.49%
2016	9,924	357,779	367,703	5.61%
2017	9,906	320,417	330,323	5.63%
2018	11,954	325,000	336,954	5.19%
2019	13,156	200,000	213,156	3.81%
2020	13,915	—	13,915	6.64%
2021	14,719	—	14,719	6.64%
2022	15,571	—	15,571	6.65%
2023	14,666	351,236	365,902	4.27%
Thereafter	120,581	578,610	699,191	4.75%
Totals	$241,638	$2,479,822	$2,721,460	5.12%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2014.

On September 16, 2014, the Operating Partnership closed on an underwritten offering of $250.0 million in aggregate principal amount of its 4.10% Guaranteed Notes due 2024 (the “2024 Notes”) and $250.0 million in aggregate principal amount of its 4.55% Guaranteed Notes due 2029 (the “2029 Notes”). The 2024 notes were priced at 99.388% of their face amount with a yield to maturity of 4.175%, representing a spread at the time of pricing of 1.70%. The 2029 notes were priced at 99.191% of their face amount with a yield to maturity of 4.625%, representing a spread at the time of pricing of 2.15%. The Notes have been reflected net of discount of $1.5 million and $2.0 million, respectively, in the consolidated balance sheet as of September 30, 2014. The Operating Partnership used a portion of the net proceeds from this offering, aggregating $492.9 million after deduction for underwriting discounts and offering expenses, to fund its repurchase, through a tender offer, of a portion of the Operating Partnership's 5.40% Guaranteed Notes due November 1, 2014 (the “2014 Notes”) and 7.50% Guaranteed Notes due May 15, 2015 (the “2015 Notes”).
On September 16, 2014, in connection with the aforementioned offering, the Operating Partnership funded tender offers for $75.1 million of its 5.40% Guaranteed Notes due November 1, 2014, and $42.7 million of its 7.50% Guaranteed Notes due May 15, 2015. The Operating Partnership funded the total tender offer consideration of $117.8 million from net proceeds of the registered offering with the Operating Partnership recognizing a $2.6 million loss on early extinguishment of debt related to the total repurchase.
On September 16, 2014, the Operating Partnership repaid the entire $150.0 million three-year term loan and $100.0 million four-year term loan prior to their scheduled February 2015 and 2016 maturities, respectively. In connection with these repayments, the Operating Partnership accelerated $0.3 million of deferred financing amortization expense and also incurred a $0.8 million charge on the termination of associated interest rate swap contracts, as reflected in the Operating Partnership's consolidated statements of operations.
On September 16, 2014, the Company gave notice of redemption, in full, of the $143.5 million of 2014 Notes that remained outstanding following completion of the tender offer. The Company completed the redemption of the 2014 Notes on October 16, 2014 at a cash redemption price of $1,026.88 per $1,000 principal amount of the 2014 Notes (inclusive of accrued interest to the redemption date). Also on September 16, 2014, the Company gave notice of redemption, in full, of the $114.9 million of 2015 Notes that remained outstanding following completion of the tender offer. The Company completed the redemption of the 2015 Notes on October 16, 2014 at a cash redemption price of $1,070.24 per $1,000 principal amount of the 2015 Notes (inclusive of accrued interest to the redemption date).
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders amounting to at least 90% of its REIT taxable income. On September 10, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $27.2 million, which it paid on October 20, 2014 to its shareholders of record as of October 6, 2014. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of September 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on October 15, 2014 to holders of Series E Preferred Shares totaled $1.7 million.
On August 1, 2014, the Parent Company completed an underwritten offering of 21,850,000 common shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $335.0 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to continue to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
On May 15, 2014, the Company amended its Amended and Restated Declaration of Trust to increase the Company’s total number of shares of beneficial interest from 220,000,000 to 420,000,000 shares, with the number of authorized common shares of beneficial interest increased from 200,000,000 to 400,000,000 and the number of authorized preferred shares of beneficial interest remaining unchanged at 20,000,000.

The Parent Company also maintains a continuous offering program (the "Offering Program"), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013. During the nine months ended September 30, 2014, we did not sell any shares under the Offering Program.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time in accordance with the limits set by the Board of Trustees. As of September 30, 2014, there were 539,200 shares available for repurchase under this program. The Parent Company did not repurchase any shares during the three-month period ended September 30, 2014. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of September 30, 2014:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$659,512	$102,519	$248,674	$24,273	$284,046
Unsecured term loans	200,000	—	—	200,000	—
Unsecured debt (a)	1,861,948	258,419	449,919	325,000	828,610
Ground leases (b)	64,380	1,380	2,760	2,760	57,480
Development contracts (c)	81,199	72,351	8,848	—	—
Interest expense (d)	742,523	120,233	186,851	117,721	317,718
Other liabilities (e)	20,276	69	—	—	20,207
	$3,629,838	$554,971	$897,052	$669,754	$1,508,061

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania. The two ground leases in Philadelphia, Pennsylvania are discussed in Note 16 - Commitments and Contingencies to consolidated financial statements.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using September 30, 2014 interest rates.

(e)
Other liabilities consists of (i) our deferred compensation liability, (ii) the liability investment balance related to Coppell Associates real estate venture located in Austin, Texas and (iii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania.

The above contractual commitment table does not include amounts related to the development of the FMC Tower at Cira Centre South, a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania. We anticipate the project cost to total $385.0 million, of which $29.6 million has been funded through September 30, 2014, and intend to fund remaining development costs through a combination of existing cash balances, availability under our line of credit, capital raised through one or more joint venture formations, proceeds from additional asset sales or equity and debt financing including third party equity sources, the composition of which has not yet been determined. The costs to complete the project will be funded over the construction period, which commenced in the second quarter of 2014 and is scheduled to be completed during the second quarter of 2016.
On July 31, 2013, we formed 4040 Wilson LLC Venture, a real estate venture between us and Ashton Park Associates LLC ("Ashton Park"), an unaffiliated third party. The real estate venture expects to construct a 426,900 square foot office representing the final phase of the eight building, mixed use, Liberty Center Complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. The estimated project costs are $194.6 million, which we expect will be financed through $72.0 million of partner capital contributions, consisting of land with a value of $36.0 million from Ashton Park and $36.0 million of cash from us, of which $21.1 million has been funded to date. We expect to fund our remaining $14.9 million of capital contributions to finance the construction of a below-grade parking garage by the end of the first quarter of 2015. The above contractual commitment table does not include the foregoing amounts.
In addition, on October 21, 2014, we formed a real estate venture named 1919 Market Street Ventures ("1919 Ventures") with LCOR/CalSTRS ("LCOR"), an unaffiliated third party.  Each of LCOR and us owns a 50% interest in 1919 Ventures which, through wholly-owned subsidiaries, owns a one acre parcel of land on the corner of 20th and Market Streets in Philadelphia, Pennsylvania.  1919 Ventures has commenced construction of a 29-story tower designed to contain approximately 321 luxury apartment units, 24,000 square feet of commercial space and a 5- story garage.  The estimated project costs are $148.1 million, and we presently expect construction to be completed in the second quarter of 2016.   1919 Ventures is financing a portion of the project costs through proceeds of an $88.9 million mortgage loan, and we expect to finance the balance of the project costs through approximately $29.6 million in equity contributions from each of LCOR and us.  As of October 21, 2014, each of LCOR and us had contributed $5.2 million in capital to 1919 Ventures.   The above contractual commitment table does not include the foregoing amounts.

As of September 30, 2014, we were obligated to pay for tenant improvements not yet completed for a maximum of $100.2 million, which is not included in the above contractual commitment table. We expect that most of the obligations will be paid within one year.
See Note 4 - Investment in Unconsolidated Ventures to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.
Funds from Operations (FFO)
Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated Real Estate Ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated Real Estate Ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
We consider net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the Company’s liquidity or operating performance. We believe that to further understand our performance, FFO should be compared with its reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and nine-month periods ended September 30, 2014 and 2013:

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$7,051	$9,278	$3,356	$16,734
Add (deduct):
Nonforfeitable dividends allocated to unvested restricted shareholders	82	85	268	278
Loss on real estate venture transactions	—	—	417	(3,683)
Net gain on disposition of real estate	(4,698)	—	(4,698)	—
Net gain on disposition of discontinued operations	3	16	(900)	(3,029)
Provision for impairment on assets held for sale	1,765	—	1,765	—
Gain from remeasurement of investment in a real estate venture	—	—	(458)	(7,847)
Depreciation and amortization:
Real property — continuing operations	41,579	41,485	123,220	121,785
Leasing costs including acquired intangibles — continuing operations	10,990	9,060	34,427	27,410
Real property — discontinued operations	—	48	—	1,892
Leasing costs including acquired intangibles — discontinued operations	—	1	—	3
Company’s share of unconsolidated real estate ventures	6,226	3,293	17,020	10,676
Partner’s share of consolidated real estate ventures	(87)	—	(188)	—
Funds from operations	$62,911	$63,266	$174,229	$164,219
Funds from operations allocable to unvested restricted shareholders	(192)	(227)	(628)	(662)
Funds from operations available to common unitholders (FFO)	$62,719	$63,039	$173,601	$163,557
Weighted-average shares/units outstanding — fully diluted	174,928,930	159,755,821	165,107,978	154,940,454

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing the Company’s business plan, the primary market risk to which it is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, the Company’s ability to make distributions or payments to its shareholders. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or continued economic slowdown, defaults could increase and result in losses to the Company which would adversely affect its operating results and liquidity.
Interest Rate Risk and Sensitivity Analysis
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates. The range of changes chosen reflects its view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates chosen.
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2014, our consolidated debt consisted of $659.5 million of mortgage loans and $1,783.3 million of unsecured notes, all of which are fixed rate borrowings. As of September 30, 2014, we also have variable rate debt consisting of $78.6 million in trust preferred securities and $200.0 million of unsecured term loans all of which have been swapped to fixed. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $28.3 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $30.8 million.
As of September 30, 2014, based on prevailing interest rates and credit spreads, the fair value of our $1,776.2 million of unsecured notes was $1,848.1 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $17.8 million at September 30, 2014.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of our variable rate debt (including variable swapped to fixed) was approximately $278.6 million at September 30, 2014. The total fair value of our debt was approximately $257.2 million at September 30, 2014. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $16.7 million at September 30, 2014. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $18.8 million.
These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Item 4.	Controls and Procedures
Controls and Procedures (Parent Company)

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this quarterly report. Based on this evaluation, the Parent Company’s principal executive officer and principal financial officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b)
Changes in internal control over financial reporting. There was no change in the Parent Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

Controls and Procedures (Operating Partnership)

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report. Based on this evaluation, the Operating Partnership’s principal executive officer and principal financial officer have concluded that the Operating Partnership’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b)
Changes in internal control over financial reporting. There was no change in the Operating Partnership’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A. Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
There were no common share repurchases under our repurchase program during the fiscal quarter ended September 30, 2014. As of September 30, 2014, 539,200 common shares remained available for repurchase under our share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

4.1	Form of 4.10% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.1 to Brandywine Realty Trust's current Report on Form 8-K filed on September 17, 2014) *

4.2	Form of 4.55% Guaranteed Notes due 2029 (incorporated by reference to Exhibit 4.2 to Brandywine Realty Trust's current Report on Form 8-K filed on September 17, 2014) *

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	October 31, 2014	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2014	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2014	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	October 31, 2014	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2014	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2014	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

4.1	Form of 4.10% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.1 to Brandywine Realty Trust's current Report on Form 8-K filed on September 17, 2014) *

4.2	Form of 4.55% Guaranteed Notes due 2029 (incorporated by reference to Exhibit 4.2 to Brandywine Realty Trust's current Report on Form 8-K filed on September 17, 2014) *

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.