Form 10-Q
period 2017-03-31
BRANDYWINE OPERATING PARTNERSHIP, L.P.; BRANDYWINE REALTY TRUST
filed 2017-04-25
CIK 1060386, 790816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Brandywine Realty Trust	Yes ☒ No ☐
Brandywine Operating Partnership, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Brandywine Realty Trust	Yes ☒ No ☐
Brandywine Operating Partnership, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Brandywine Realty Trust:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

Brandywine Operating Partnership, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☒

Brandywine Operating Partnership, L.P.	Yes ☐ No ☒

A total of 175,327,436 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 21, 2017.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2017, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:

•	Consolidated Financial Statements; and
•	Notes to the Parent Company’s and Operating Partnership’s Equity.

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

In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this report for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this report refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and real estate ventures and holds assets and incurs debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,702,204	$3,586,295
Accumulated depreciation	(864,196)	(852,476)
Operating real estate investments, net	2,838,008	2,733,819
Construction-in-progress	166,372	297,462
Land held for development	153,268	150,970
Total real estate investments, net	3,157,648	3,182,251
Assets held for sale, net	6,262	41,718
Cash and cash equivalents	234,654	193,919
Accounts receivable, net of allowance of $2,622 and $2,373 in 2017 and 2016, respectively	12,099	12,446
Accrued rent receivable, net of allowance of $13,703 and $13,743 in 2017 and 2016, respectively	152,819	149,624
Investment in Real Estate Ventures, equity method	264,941	281,331
Deferred costs, net	92,425	91,342
Intangible assets, net	64,222	72,478
Other assets	116,792	74,104
Total assets	$4,101,862	$4,099,213
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$320,484	$321,549
Unsecured term loans, net	248,181	248,099
Unsecured senior notes, net	1,444,006	1,443,464
Accounts payable and accrued expenses	115,079	103,404
Distributions payable	30,047	30,032
Deferred income, gains and rent	30,592	31,620
Acquired lease intangibles, net	16,604	18,119
Liabilities related to assets held for sale	387	81
Other liabilities	16,916	19,408
Total liabilities	$2,222,296	$2,215,776
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2017 and 2016	40	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 175,202,404 and 175,140,760 issued and outstanding in 2017 and 2016, respectively	1,752	1,752
Additional paid-in-capital	3,262,459	3,258,870
Deferred compensation payable in common shares	14,244	13,684
Common shares in grantor trust, 936,939 in 2017, 899,457 in 2016	(14,244)	(13,684)
Cumulative earnings	560,422	539,319
Accumulated other comprehensive loss	(457)	(1,745)
Cumulative distributions	(1,961,739)	(1,931,892)
Total Brandywine Realty Trust's equity	1,862,477	1,866,344
Non-controlling interests	17,089	17,093
Total beneficiaries' equity	$1,879,566	$1,883,437
Total liabilities and beneficiaries' equity	$4,101,862	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended
	March 31,
	2017	2016
Revenue
Rents	$103,332	$110,163
Tenant reimbursements	18,535	20,054
Termination fees	1,673	294
Third party management fees, labor reimbursement and leasing	6,485	5,235
Other	895	756
Total revenue	130,920	136,502
Operating expenses
Property operating expenses	36,885	40,879
Real estate taxes	11,749	11,886
Third party management expenses	2,447	2,010
Depreciation and amortization	45,892	48,873
General and administrative expenses	9,425	9,120
Provision for impairment	2,730	7,390
Total operating expenses	109,128	120,158
Operating income	21,792	16,344
Other income (expense)
Interest income	393	320
Interest expense	(21,437)	(23,691)
Interest expense - amortization of deferred financing costs	(634)	(774)
Interest expense - financing obligation	-	(281)
Equity in loss of Real Estate Ventures	(748)	(403)
Net gain on disposition of real estate	7,323	115,456
Net gain on Real Estate Venture transactions	14,582	5,929
Loss on early extinguishment of debt	-	(66,590)
Net income	21,271	46,310
Net income attributable to non-controlling interests	(169)	(389)
Net income attributable to Brandywine Realty Trust	21,102	45,921
Distribution to preferred shareholders	(1,725)	(1,725)
Nonforfeitable dividends allocated to unvested restricted shareholders	(99)	(105)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$19,278	$44,091

Basic income per Common Share:
Continuing operations	$0.11	$0.25

Diluted income per Common Share:
Continuing operations	$0.11	$0.25

Basic weighted average shares outstanding	175,176,964	174,788,945
Diluted weighted average shares outstanding	176,201,872	175,471,413

Distributions declared per Common Share	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2017	2016
Net income	$21,271	$46,310
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,014	(9,405)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	286	246
Total comprehensive income (loss)	1,300	(9,159)
Comprehensive income	22,571	37,151
Comprehensive income attributable to non-controlling interest	(181)	(309)
Comprehensive income attributable to Brandywine Realty Trust	$22,390	$36,842

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2017

(unaudited, in thousands, except number of shares)

March 31, 2017

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									21,102			169	21,271
Other comprehensive income										1,288		12	1,300
Issuance of partnership interest in consolidated real estate venture												29	29
Equity issuance costs						(219)							(219)
Bonus share issuance			6,752			110							110
Share-based compensation activity			56,669	39,870		3,769			1				3,770
Share Issuance from/(to) Deferred Compensation Plan			(354)	(2,388)		(48)	560	(560)					(48)
Share Choice Plan issuance			(1,423)										-
Adjustment to Non-controlling Interest						(23)						23	-
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.16 per share)											(28,122)	(237)	(28,359)
BALANCE, March 31, 2017	4,000,000	$40	175,202,404	936,939	$1,752	$3,262,459	$14,244	$(14,244)	$560,422	$(457)	$(1,961,739)	$17,089	$1,879,566

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2016

(unaudited, in thousands, except number of shares)

March 31, 2016

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									45,921			389	46,310
Other comprehensive loss										(9,079)		(80)	(9,159)
Issuance of partnership interest in consolidated real estate venture												18	18
Share-based compensation activity			210,116		2	3,296			34				3,332
Share Issuance from/to Deferred Compensation Plan			(8,252)	101,321			1,237	(1,237)					-
Adjustment to Non-controlling Interest						(10)						10	-
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.15 per share)											(26,347)	(230)	(26,577)
BALANCE, March 31, 2016	4,000,000	$40	174,890,432	847,007	$1,749	$3,255,908	$13,155	$(13,155)	$545,041	$(14,271)	$(1,842,450)	$18,273	$1,964,290

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three-month periods ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$21,271	$46,310
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,892	48,873
Amortization of deferred financing costs	634	774
Amortization of debt discount/(premium), net	362	382
Amortization of stock compensation costs	3,124	2,296
Straight-line rent income	(5,895)	(6,104)
Amortization of acquired above (below) market leases, net	(1,338)	(2,232)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	707	215
Net gain on real estate venture transactions	(14,582)	(5,929)
Net gain on sale of interests in real estate	(7,323)	(115,456)
Loss on early extinguishment of debt	-	66,590
Provision for impairment	2,730	7,390
Real Estate Venture loss in excess of distributions	748	723
Deferred financing obligation	-	(253)
Changes in assets and liabilities:
Accounts receivable	(917)	246
Other assets	(10,926)	(9,193)
Accounts payable and accrued expenses	9,089	6,296
Deferred income, gains and rent	(3,333)	(2,308)
Other liabilities	(6)	552
Net cash provided by operating activities	40,259	39,194

Cash flows from investing activities:
Proceeds from the sale of properties	74,159	704,911
Proceeds from real estate venture sales	27,230	4,812
Capital expenditures for tenant improvements	(11,408)	(13,949)
Capital expenditures for redevelopments	(5,505)	(6,199)
Capital expenditures for developments	(21,156)	(54,405)
Advances for the purchase of tenant assets, net of repayments	997	360
Investment in unconsolidated Real Estate Ventures	(4,910)	(14,414)
Deposits for real estate	268	(2,275)
Escrowed cash	(32,009)	6,991
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	8,306	1,436
Leasing costs paid	(4,129)	(4,716)
Net cash provided by investing activities	31,843	622,552

Cash flows from financing activities:
Repayments of mortgage notes payable	(1,215)	(267,172)
Proceeds from credit facility borrowings	-	195,000
Repayments of credit facility borrowings	-	(195,000)
Debt financing costs paid	-	(72)
Proceeds from the exercise of stock options	-	826
Shares used for employee taxes upon vesting of share awards	(129)	(289)
Partner contributions to consolidated real estate venture	29	18
Distributions paid to shareholders	(29,815)	(28,004)
Distributions to non-controlling interest	(237)	(230)
Net cash used in financing activities	(31,367)	(294,923)
Increase in cash and cash equivalents	40,735	366,823
Cash and cash equivalents at beginning of year	193,919	56,694
Cash and cash equivalents at end of period	$234,654	$423,517

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2017 and 2016 of $1,709 and $3,671, respectively	$11,268	$13,656

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	30,047	28,278
Change in investment in real estate ventures as a result of dispositions	12,549	(1,130)
Change in investment in real estate ventures related to non-cash disposition of property	-	(25,165)
Change in capital expenditures financed through accounts payable at period end	1,273	4,235
Change in capital expenditures financed through retention payable at period end	(199)	753

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,702,204	$3,586,295
Accumulated depreciation	(864,196)	(852,476)
Operating real estate investments, net	2,838,008	2,733,819
Construction-in-progress	166,372	297,462
Land held for development	153,268	150,970
Total real estate investments, net	3,157,648	3,182,251
Assets held for sale, net	6,262	41,718
Cash and cash equivalents	234,654	193,919
Accounts receivable, net of allowance of $2,622 and $2,373 in 2017 and 2016, respectively	12,099	12,446
Accrued rent receivable, net of allowance of $13,703 and $13,743 in 2017 and 2016, respectively	152,819	149,624
Investment in Real Estate Ventures, equity method	264,941	281,331
Deferred costs, net	92,425	91,342
Intangible assets, net	64,222	72,478
Other assets	116,792	74,104
Total assets	$4,101,862	$4,099,213
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$320,484	$321,549
Unsecured term loans, net	248,181	248,099
Unsecured senior notes, net	1,444,006	1,443,464
Accounts payable and accrued expenses	115,079	103,404
Distributions payable	30,047	30,032
Deferred income, gains and rent	30,592	31,620
Acquired lease intangibles, net	16,604	18,119
Liabilities related to assets held for sale	387	81
Other liabilities	16,916	19,408
Total liabilities	$2,222,296	$2,215,776
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 1,479,799 issued and outstanding in 2017 and 2016	23,899	23,795
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2017 and 2016	96,850	96,850
General Partnership Capital; 175,202,404 and 175,140,760 units issued and outstanding in 2017 and 2016, respectively	1,757,455	1,762,764
Accumulated other comprehensive loss	(822)	(2,122)
Total Brandywine Operating Partnership, L.P.'s equity	1,853,483	1,857,492
Non-controlling interest - consolidated real estate ventures	2,184	2,150
Total partners' equity	$1,855,667	$1,859,642
Total liabilities and partners' equity	$4,101,862	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended
	March 31,
	2017	2016
Revenue
Rents	$103,332	$110,163
Tenant reimbursements	18,535	20,054
Termination fees	1,673	294
Third party management fees, labor reimbursement and leasing	6,485	5,235
Other	895	756
Total revenue	130,920	136,502
Operating expenses
Property operating expenses	36,885	40,879
Real estate taxes	11,749	11,886
Third party management expenses	2,447	2,010
Depreciation and amortization	45,892	48,873
General and administrative expenses	9,425	9,120
Provision for impairment	2,730	7,390
Total operating expenses	109,128	120,158
Operating income	21,792	16,344
Other income (expense)
Interest income	393	320
Interest expense	(21,437)	(23,691)
Interest expense - amortization of deferred financing costs	(634)	(774)
Interest expense - financing obligation	-	(281)
Equity in loss of Real Estate Ventures	(748)	(403)
Net gain on disposition of real estate	7,323	115,456
Net gain on Real Estate Venture transactions	14,582	5,929
Loss on early extinguishment of debt	-	(66,590)
Net income	21,271	46,310
Net income from continuing operations attributable to non-controlling interests - consolidated real estate ventures	(5)	(2)
Net income attributable to Brandywine Operating Partnership	21,266	46,308
Distribution to preferred unitholders	(1,725)	(1,725)
Amounts allocated to unvested restricted unitholders	(99)	(105)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$19,442	$44,478

Basic income per Common Partnership Unit:
Continuing operations	$0.11	$0.25

Diluted income per Common Partnership Unit:
Continuing operations	$0.11	$0.25

Basic weighted average common partnership units outstanding	176,656,763	176,324,047
Diluted weighted average common partnership units outstanding	177,681,671	177,006,515

Distributions declared per Common Partnership Unit	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2017	2016
Net income	$21,271	$46,310
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,014	(9,405)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	286	246
Total comprehensive income (loss)	1,300	(9,159)
Comprehensive income	22,571	37,151
Comprehensive income attributable to non-controlling interest - consolidated real estate ventures	(5)	(2)
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$22,566	$37,149

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the three-month period ended March 31, 2017

(unaudited, in thousands, except number of units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Gain/(Loss)	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642
Net income				21,266		5	21,271
Other comprehensive income					1,300		1,300
Deferred compensation obligation			(354)	(48)			(48)
Issuance of LP Units				(219)			(219)
Issuance of partnership interest in consolidated real estate venture						29	29
Share Choice Plan issuance			(1,423)				-
Bonus share issuance			6,752	110			110
Share-based compensation activity			56,669	3,769			3,769
Adjustment of redeemable partnership units to liquidation value at period end				(340)			(340)
Distributions to Preferred Mirror Units				(1,725)			(1,725)
Distributions to general partnership unitholders ($0.16 per unit)				(28,122)			(28,122)
BALANCE, March 31, 2017	4,000,000	$96,850	175,202,404	$1,757,455	$(822)	$2,184	$1,855,667

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

For the three-month period ended March 31, 2016

(unaudited, in thousands, except number of units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2015	4,000,000	$96,850	174,688,568	$1,836,692	$(5,597)	$2,032	$1,929,977
Net income				46,308		2	46,310
Other comprehensive loss					(9,159)		(9,159)
Deferred compensation obligation			(8,252)				-
Issuance of partnership interest in consolidated real estate venture						18	18
Share-based compensation activity			210,116	3,332			3,332
Adjustment of redeemable partnership units to liquidation value at period end				(401)			(401)
Adjustment to non-controlling interest					1	(1)	-
Distributions to Preferred Mirror Units				(1,725)			(1,725)
Distributions to general partnership unitholders ($0.15 per unit)				(26,347)			(26,347)
BALANCE, March 31, 2016	4,000,000	$96,850	174,890,432	$1,857,859	$(14,755)	$2,051	$1,942,005

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three-month periods ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$21,271	$46,310
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,892	48,873
Amortization of deferred financing costs	634	774
Amortization of debt discount/(premium), net	362	382
Amortization of stock compensation costs	3,124	2,296
Straight-line rent income	(5,895)	(6,104)
Amortization of acquired above (below) market leases, net	(1,338)	(2,232)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	707	215
Net gain on real estate venture transactions	(14,582)	(5,929)
Net gain on sale of interests in real estate	(7,323)	(115,456)
Loss on early extinguishment of debt	-	66,590
Provision for impairment	2,730	7,390
Real Estate Venture loss in excess of distributions	748	723
Deferred financing obligation	-	(253)
Changes in assets and liabilities:
Accounts receivable	(917)	246
Other assets	(10,926)	(9,193)
Accounts payable and accrued expenses	9,089	6,296
Deferred income, gains and rent	(3,333)	(2,308)
Other liabilities	(6)	552
Net cash provided by operating activities	40,259	39,194

Cash flows from investing activities:
Proceeds from the sale of properties	74,159	704,911
Proceeds from real estate venture sales	27,230	4,812
Capital expenditures for tenant improvements	(11,408)	(13,949)
Capital expenditures for redevelopments	(5,505)	(6,199)
Capital expenditures for developments	(21,156)	(54,405)
Advances for the purchase of tenant assets, net of repayments	997	360
Investment in unconsolidated Real Estate Ventures	(4,910)	(14,414)
Deposits for real estate	268	(2,275)
Escrowed cash	(32,009)	6,991
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	8,306	1,436
Leasing costs paid	(4,129)	(4,716)
Net cash provided by investing activities	31,843	622,552

Cash flows from financing activities:
Repayments of mortgage notes payable	(1,215)	(267,172)
Proceeds from credit facility borrowings	-	195,000
Repayments of credit facility borrowings	-	(195,000)
Debt financing costs paid	-	(72)
Proceeds from the exercise of stock options	-	826
Shares used for employee taxes upon vesting of share awards	(129)	(289)
Partner contributions to consolidated real estate venture	29	18
Distributions paid to preferred and common partnership units	(30,052)	(28,234)
Net cash used in financing activities	(31,367)	(294,923)
Increase in cash and cash equivalents	40,735	366,823
Cash and cash equivalents at beginning of year	193,919	56,694
Cash and cash equivalents at end of period	$234,654	$423,517

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2017 and 2016 of $1,709 and $3,671, respectively	$11,268	$13,656

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	30,047	28,278
Change in investment in real estate ventures as a result of dispositions	12,549	(1,130)
Change in investment in real estate ventures related to non-cash disposition of property	-	(25,165)
Change in capital expenditures financed through accounts payable at period end	1,273	4,235
Change in capital expenditures financed through retention payable at period end	(199)	753

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2017, owned a 99.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of March 31, 2017, the Company owned 104 properties that contain an aggregate of approximately 16.5 million net rentable square feet and consist of 90 office properties, six mixed-use properties, one retail property (97 properties, collectively the “Core Properties”), three development properties, three redevelopment properties and one property classified as held for sale (collectively, the “Properties”).  In addition, as of March 31, 2017, the Company owned economic interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 8.0 million net rentable square feet of office space; two of which own 4.3 acres of undeveloped parcels of land; two of which own 1.4 acres of land under active development and two of which own residential towers that contain 345 and 321 apartment units, respectively. As of March 31, 2017, the Company also owned 312 acres of undeveloped land and held options to purchase approximately 60 additional acres of undeveloped land.  As of March 31, 2017, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 12.2 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware and Austin, Texas. In addition to managing properties owned by the Company, as of March 31, 2017, the Company was managing approximately 10.2 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2017, the management company subsidiaries were managing properties containing an aggregate of approximately 26.7 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties owned by the Company and approximately 10.2 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2017, the results of its operations for the three-month periods ended March 31, 2017 and 2016 and its cash flows for the three-month periods ended March 31, 2017 and 2016 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017.

The Company's Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in our significant accounting policies since December 31, 2016. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.

Reclassifications

During the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to reclassify employer tax payments on account of employee tax withholdings on share-based awards from operating activities to financing activities.  Prior to the issuance of ASU 2016-09, there was no guidance on the classification of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. As a result of the adoption, a $0.3 million cash outflow has been reclassified in the March 31, 2016 consolidated statements of cash flows from operating activities to financing activities. There was no other impact from the adoption of this guidance.

During the quarter ended December 31, 2016, the Company early adopted ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies that debt prepayment costs should be presented as financing activities in the statement of cash flows. As a result of the adoption, $53.4 million was reclassified in the consolidated statements of cash flows from the operating activities section to the financing activities section of the consolidated statements of cash flows, within the “Repayment of mortgage notes payable” caption, for the three-months period ended March 31, 2016. There was no other impact from the adoption of this guidance.

Recent Accounting Pronouncements

On February 22, 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company is in the process of evaluating the impact of this new guidance and on its consolidated financial statements. The Company expects to utilize the modified retrospective approach.

On January 5, 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”) to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted for transactions which have not been previously reported in financial statements that have been issued. The Company adopted the guidance on the issuance date effective January 2017. The Company expects that most of its real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.

3. REAL ESTATE INVESTMENTS

As of March 31, 2017 and December 31, 2016, the gross carrying value of the Properties was as follows (in thousands):

	March 31,	December 31,
	2017	2016
Land	$462,014	$469,522
Building and improvements	2,801,495	2,683,087
Tenant improvements	438,695	433,686
Operating properties	3,702,204	3,586,295
Assets held for sale - real estate investments (a)	5,576	73,591
Total	$3,707,780	$3,659,886

(a)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or other assets on the balance sheet of the property held for sale. See “Held for Sale” below in this Note 3.

Dispositions

The Company sold the following eight office properties and one mixed-use property during the three-month period ended March 31, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	3	215,465	$19,000	$17,771	$(249)	(b)
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	1	181,900	21,400	11,182	6,498	(c)
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	3	313,810	9,000	8,354	-	(d)
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	2	350,256	33,100	32,010	551	(e)
Total Dispositions			9	1,061,431	$82,500	$69,317	$6,800
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the fourth quarter of 2016, the Company recognized a $7.3 million impairment related to these properties.
(c)

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for a sales price of $21.4 million, which will be paid in two installments. On the closing date, the buyer paid $12.0 million in cash. On the second purchase price installment date, the buyer will pay $9.4 million. The second purchase price installment is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise its existing option to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise its current extension option to extend the term of the sublease. In accordance with ASC 360-20, Real Estate Sales, the Company determined that it is appropriate to account for the sales transaction under the cost recovery method. The Company received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date. The Marine Piers was classified as mixed-use within our property count.

(d)

During the fourth quarter of 2016, the Company recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale and an additional impairment of $1.7 million was recognized.

(e)

This sale is designated as a like-kind exchange under Section 1031 of the Internal Revenue Code (“IRC”) and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in the Company’s consolidated balance sheet as of March 31, 2017. During the fourth quarter of 2016, the Company recognized a $11.5 million impairment related to these properties.

In addition to the amounts in the table above, the Company recorded $0.5 million gain during the first quarter of 2017 from the receipt of additional cash from the disposition of Cira Square during 2016. For further information relating to this sale, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Company sold the following land parcels during the three-month period ended March 31, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
February 15, 2017	Gateway Land C	Richmond, VA	1	4.8	$1,100	$1,043	$-	(a)
January 30, 2017	Garza Ranch	Austin, TX	1	1.7	3,500	3,277	-	(b)
Total Dispositions			2	6.5	$4,600	$4,320	$-
(a)	During the fourth quarter of 2016, the Company recognized a nominal impairment related to this land parcel.
(b)

The Company has a continuing involvement through a completion guaranty, which requires the Company as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheet and the Company will recognize the sale once the infrastructure improvements are complete. See Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” for further discussion of the infrastructure improvements.

The sales of the properties and land referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

The following is a summary of one property classified as held for sale but which did not meet the criteria to be classified within discontinued operations at March 31, 2017 (in thousands):

Held for Sale Property Included in Continuing Operations
March 31, 2017
Other Segment - Retail
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$5,576
Accumulated depreciation	(79)
Operating real estate investments, net	5,497
Land held for development	-
Total real estate investments, net	5,497
Other assets	765
Total assets held for sale, net	$6,262

LIABILITIES HELD FOR SALE
Other liabilities	$387
Total liabilities held for sale	$387

As the fair value less anticipated costs to sell exceeded the carrying value for the property included in the above table, no provision for impairment was recorded. The fair value measurement is based on pricing in the purchase and sale agreement for the property. As the pricing in the purchase and sale agreement is unobservable, the Company determined that the input utilized to determine fair value for the property falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”.

The sale of the held for sale property does not represent a strategic shift that has a major effect on the Company's operations and financial results. As a result, the operating results of the property remains classified within continuing operations for all periods presented.

Held for Use Impairment

As of March 31, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of four properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $1.0 million at March 31, 2017, reducing the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of March 31, 2017, the Company held ownership interests in 13 unconsolidated Real Estate Ventures for an aggregate investment balance of $264.9 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of March 31, 2017, seven of the real estate ventures owned properties that contain an aggregate of approximately 8.0 million net rentable square feet of office space; two real estate ventures owned 4.3 acres of undeveloped parcels of land; two real estate ventures owned 1.4 acres of land under active development and two real estate ventures owned residential towers that contain 345 and 321 apartment units, respectively.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.5 million in each of the three-month periods ended March 31, 2017 and 2016. The Company has outstanding accounts receivable balances from its Real Estate Ventures of $1.6 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively.

The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the financial information of the individual Real Estate Ventures. The Company does not record operating losses of a Real Estate Venture in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Net property	$1,405,986	$1,483,067
Other assets	210,032	231,972
Other liabilities	107,161	129,486
Debt, net	946,891	989,738
Equity	561,966	595,815

Company’s share of equity (Company’s basis) (a)	$264,941	$281,331

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three-month periods ended March 31,
	2017	2016
Revenue	$54,279	$46,525
Operating expenses	(25,166)	(26,668)
Interest expense, net	(10,830)	(8,989)
Depreciation and amortization	(20,761)	(20,160)
Net loss (a)	$(2,478)	$(9,292)

Equity in loss of Real Estate Ventures	$(748)	$(403)
(a)	The three-month period ended March 31, 2016 amount includes $6.4 million of acquisition deal costs related to the formation of the MAP Venture during the three-month period ended March 31, 2016.

The Parc at Plymouth Meeting Venture

On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P., a 50/50 real estate venture with Toll Brothers, at a gross sales value of $100.5 million, of which the Company was allocated 50% for its interest.  The venture developed and operates a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of the Company’s 50% interest. As a result, the Company is no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of the Company’s share of the debt and closing costs, were $27.2 million.  The carrying amount of the Company’s investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of interest in the real estate venture.

Guarantees

As of March 31, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $953.8 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  As of March 31, 2017, the loans for which there is recourse to the Company consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira; (ii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iii) a $0.4 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, included their indebtedness, see Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

5. INTANGIBLE ASSETS AND LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$114,196	$(54,834)	$59,362
Tenant relationship value	13,036	(10,378)	2,658
Above market leases acquired	4,703	(2,501)	2,202
Total intangible assets, net	$131,935	$(67,713)	$64,222

Acquired lease intangibles, net:
Below market leases acquired	$30,683	$(14,079)	$16,604

	December 31, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$142,889	$(75,696)	$67,193
Tenant relationship value	13,074	(10,167)	2,907
Above market leases acquired	4,718	(2,340)	2,378
Total intangible assets, net	$160,681	$(88,203)	$72,478

Acquired lease intangibles, net:
Below market leases acquired	$37,579	$(19,460)	$18,119

As of March 31, 2017, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2017 (nine months remaining)	$11,409	$1,809
2018	11,754	2,196
2019	10,536	1,885
2020	8,457	1,337
2021	5,971	807
Thereafter	16,095	8,570
Total	$64,222	$16,604

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

Two Logan Square	$85,625	$86,012	3.98%		May 2020
One Commerce Square	126,198	127,026	3.64%	(a)	Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(b)	Apr 2023
Principal balance outstanding	323,823	325,038
Plus: fair market value premium (discount), net	(2,652)	(2,761)
Less: deferred financing costs	(687)	(728)
Mortgage indebtedness	$320,484	$321,549

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$300.0M 5.70% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,703,610	1,703,610
Plus: original issue premium (discount), net	(4,424)	(4,678)
Less: deferred financing costs	(6,999)	(7,369)
Total unsecured indebtedness	$1,692,187	$1,691,563
Total Debt Obligations	$2,012,671	$2,013,112
(a)

This loan was assumed upon acquisition of the related properties on December 19, 2013. On December 29, 2015, the Company refinanced the debt increasing the principal balance to $130.0 million and extended the term of the scheduled maturity from January 6, 2016 to April 5, 2023.  The effective interest rate as of December 31, 2015 was 3.64%.  A default under this loan will also constitute a default under the loan outstanding on Two Commerce Square. This loan is also secured by a lien on Two Commerce Square.

(b)

This loan was assumed upon acquisition of the related property on December 19, 2013. The interest rate reflects the market rate at the time of acquisition. A default under this loan will also constitute a default under the loan outstanding on One Commerce Square. This loan is also secured by a lien on One Commerce Square.

As of March 31, 2017 and December 31, 2016, the Company’s weighted-average effective interest rates on its mortgage notes payable were both 4.03%. As of March 31, 2017 and December 31, 2016, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $323.8 million and $325.0 million, respectively.

On May 15, 2015, the Company closed on a new four-year unsecured revolving credit facility that provides for borrowings of up to $600.0 million. The Company had no borrowings under its unsecured revolving credit facility as of and during either of the three-month periods ended March 31, 2017 and March 31, 2016.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of March 31, 2017. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
•

Level 2 inputs are inputs, other than quoted prices included in Level 1, which are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information.

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2017 and December 31, 2016, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2017 and December 31, 2016 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,365,398	$1,381,975	$1,364,854	$1,372,758
Variable rate debt	$326,789	$307,917	$326,709	$307,510
Mortgage notes payable	$320,484	$327,144	$321,549	$328,853
Note receivable (a)	$3,401	$3,918	$3,380	$3,717
(a)

The inputs to originate the loan are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity date of the loan. See Note 2, “Summary of Significant Accounting Policies,” to the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding the note origination.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of March 31, 2017 and December 31, 2016.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

The inputs utilized to determine the fair value of the Company’s mortgage notes payable and variable rate debt are categorized as Level 3.  The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable.  The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for loans with similar terms, maturities and loan-to-value. These inputs have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable inputs.

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used to calculate fair value as of March 31, 2017 and December 31, 2016 was 4.507% and 4.353%, respectively. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2017, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $14.9 million at each of March 31, 2017 and December 31, 2016, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of March 31, 2017 and December 31, 2016 was approximately $24.0 million and $24.4 million, respectively.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2017 and December 31, 2016. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2017	12/31/2016				3/31/2017	12/31/2016
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$4,572	$3,733

Liabilities
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(169)	(300)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(93)	(214)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(37)	(83)
				$328,610	$328,610
(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them gross in the consolidated balance sheet in other assets or other liabilities. Additionally, the Company recorded its share of the fair value of derivative financial instruments held by its unconsolidated real estate ventures, as of March 31, 2017.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$21,271	$21,271	$46,310	$46,310
Net income from continuing operations attributable to non-controlling interests	(169)	(169)	(389)	(389)
Nonforfeitable dividends allocated to unvested restricted shareholders	(99)	(99)	(105)	(105)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to common shareholders	$19,278	$19,278	$44,091	$44,091
Denominator
Weighted-average shares outstanding	175,176,964	175,176,964	174,788,945	174,788,945
Contingent securities/Share based compensation	-	1,024,908	-	682,468
Weighted-average shares outstanding	175,176,964	176,201,872	174,788,945	175,471,413
Earnings per Common Share:
Net income attributable to common shareholders	$0.11	$0.11	$0.25	$0.25

Redeemable common limited partnership units totaling 1,479,799 and 1,535,102 in March 31, 2017 and March 31, 2016, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2017 and 2016, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares

On March 1, 2017, the Parent Company declared a distribution of $0.16 per common share, totaling $28.3 million, which was paid on April 19, 2017 to shareholders of record as of April 5, 2017. In addition, the Parent Company declared distributions on its 6.90% Series E Cumulative Redeemable Preferred Shares (NYSE: BDN-PE) (the “Series E Preferred Shares”) to holders of record as of March 30, 2017. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 17, 2017 to holders of Series E Preferred Shares totaled $1.7 million.

On March 10, 2017, the Parent Company announced its intention to redeem all of its outstanding 4,000,000 Series E Preferred Shares on April 11, 2017. The Series E Preferred Shares were redeemed in full on April 11, 2017 at a redemption price of $25.00 per share with cash from existing cash balances on hand. See Note 15, “Subsequent Events.”

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$21,271	$21,271	$46,310	$46,310
Nonforfeitable dividends allocated to unvested restricted unitholders	(99)	(99)	(105)	(105)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to non-controlling interests	(5)	(5)	(2)	(2)
Net income attributable to common unitholders	$19,442	$19,442	$44,478	$44,478
Denominator
Weighted-average units outstanding	176,656,763	176,656,763	176,324,047	176,324,047
Contingent securities/Share based compensation	-	1,024,908	-	682,468
Total weighted-average units outstanding	176,656,763	177,681,671	176,324,047	177,006,515
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.11	$0.11	$0.25	$0.25

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2017 and 2016, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units and Preferred Mirror Units

On March 1, 2017, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.3 million, which was paid on April 19, 2017 to unitholders of record as of April 5, 2017. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2017. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on April 17, 2017 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.

On March 10, 2017, the Parent Company announced its intention to redeem all of its outstanding 4,000,000 Series E Preferred Shares on April 11, 2017. In connection with the redemption, on April 11, 2017, the Operating Partnership redeemed all of its Series E-Linked Preferred Mirror Units at a redemption price of $25.00 per unit with cash from existing cash balances on hand. See Note 15, “Subsequent Events.”

12. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION

Restricted Share Awards

As of March 31, 2017, 618,961 restricted shares were outstanding under the Equity Incentive Plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at March 31, 2017 was approximately $2.9 million, and is expected to be recognized over a weighted average remaining vesting period of 1.5 years. During the three-month periods ended March 31, 2017 and 2016, the Company recognized compensation expense related to outstanding restricted shares of $1.5 million and $1.2 million, respectively, of which $0.3 million and $0.3 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization.

The following table summarizes the Company’s restricted share activity during the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2017	488,604	$14.10	$8,066,852
Granted	141,751	16.68	2,364,127
Vested	(9,394)	14.90	153,216
Forfeited	(2,000)	13.58
Non-vested at March 31, 2017	618,961	$14.68	$10,045,737

On March 1, 2017, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate 109,629 restricted common shares, which cliff vest on April 15, 2020. In addition, on March 7, 2017, the Compensation Committee awarded non-officer employees an aggregate 32,122 restricted common shares, which vest in two equal annual installments on April 15 of 2018 and 2019. Vesting of restricted common shares is subject to acceleration upon certain events, including if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, in the case of the Company’s President and Chief Executive Officer, vesting would also accelerate if the Company were to terminate him without cause, or if he were to resign for good reason under his employment agreement. In addition, if the Company were to undergo a change of control, then unvested shares would also accelerate if, in connection with the change of control or within a specified period after the change of control, the holder’s employment were to terminate in a qualifying termination or resignation. In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.

Restricted Performance Share Units Plan

The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company.  The RPSUs are settled in common shares, with the number of common shares issuable in settlement determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods.  The table below presents certain information as to unvested RPSU awards.

	RPSU Grant
	2/23/2015	2/22/2016	3/1/2017	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2017	147,589	231,388	-	378,977
Units Granted	-	-	174,854	174,854
Units Cancelled	-	-	-	-
Non-vested at March 31, 2017	147,589	231,388	174,854	553,831

Measurement Period Commencement Date	1/1/2015	1/1/2016	1/1/2017
Measurement Period End Date	12/31/2017	12/31/2018	12/31/2019
Units Granted	186,395	231,388	174,854
Fair Value of Units on Grant Date (in thousands)	$3,933	$3,558	$3,735

The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year cliff vesting period. The vesting of RPSUs is subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting date. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the schedule vesting period.

For the three months ended March 31, 2017, the Company recognized total compensation expense for the 2017, 2016 and 2015 RPSU awards of $2.4 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.  For the three months ended March 31, 2016, the Company recognized total compensation expense for the

2016, 2015 and 2014 RPSU awards of $1.7 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at March 31, 2017 was approximately $2.9 million, and is expected to be recognized over a weighted average remaining vesting period of 1.9 years.

The Company issued 55,299 common shares on February 1, 2017 in settlement of RPSUs that had been awarded on March 11, 2014 and 12, 2014 (with a three-year measurement period ended December 31, 2016). Holders of these RPSUs also received a cash dividend of $0.16 per share for these common shares on February 6, 2017.

13. SEGMENT INFORMATION

As of March 31, 2017, the Company managed its portfolio within five segments: (1) Philadelphia Central Business District (CBD), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in New Jersey/Delaware. On February 2, 2017, the Company sold its last two remaining properties located in California, which were previously included in the Other segment. See Note 3, “Real Estate Investments,” for further information. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2017	December 31, 2016
Philadelphia CBD	$1,471,258	$1,320,974
Pennsylvania Suburbs	1,006,780	1,005,446
Metropolitan Washington, D.C.	974,838	975,987
Austin, Texas	146,858	146,794
Other	102,470	137,094
	$3,702,204	$3,586,295
Assets held for sale (a)	5,576	73,591
Operating Properties	$3,707,780	$3,659,886

Corporate
Construction-in-progress	$166,372	$297,462
Land held for development	$153,268	$150,970

(a)

 As of March 31, 2017, the Company categorized a retail property located in the Other segment as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

None of the above aforementioned sales or properties classified as held for sale are considered significant dispositions under the accounting guidance for discontinued operations.

Net operating income (in thousands):

	Three-month periods ended
	March 31,
	2017			2016
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$54,449	$(20,837)	$33,612	$49,670	$(19,256)	$30,414
Pennsylvania Suburbs	35,655	(12,584)	23,071	37,106	(13,155)	23,951
Metropolitan Washington, D.C.	23,362	(9,383)	13,979	27,339	(10,899)	16,440
Austin, Texas	9,123	(3,573)	5,550	8,547	(3,255)	5,292
Other	6,362	(3,856)	2,506	12,740	(7,602)	5,138
Corporate	1,969	(848)	1,121	1,100	(608)	492
Operating Properties	$130,920	$(51,081)	$79,839	$136,502	$(54,775)	$81,727
(a)	Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in loss of real estate ventures
	As of		Three-month periods ended March 31,
	March 31, 2017	December 31, 2016	2017	2016
Philadelphia CBD	$44,618	$48,691	$(67)	$455
Pennsylvania Suburbs	3,147	15,421	276	265
Metropolitan Washington, D.C.	143,591	141,786	467	(448)
MAP Venture (a)	17,776	20,893	(1,117)	(556)
Other	1,713	1,654	58	161
Austin, Texas	54,096	52,886	(365)	(280)
Total	$264,941	$281,331	$(748)	$(403)
(a)

The MAP Venture represents a joint venture formed between the Company and MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff Capital Management Group, LLC, on February 4, 2016. The MAP Venture’s business operations, including properties in Richmond, Virginia; Metropolitan Washington, D.C.; New Jersey/Delaware and Pennsylvania Suburbs, are centrally managed with the results reported to management of the Company on a consolidated basis. As a result, the investment in the MAP Venture is separately presented. All other unconsolidated real estate ventures are managed consistently with the Company’s regional segments.

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income, as defined by GAAP (in thousands):

	Three-month periods ended March 31,
	2017	2016

Consolidated net operating income	$79,839	$81,727
Less:
Interest expense	(21,437)	(23,691)
Interest expense - amortization of deferred financing costs	(634)	(774)
Interest expense - financing obligation	-	(281)
Depreciation and amortization	(45,892)	(48,873)
General and administrative expenses	(9,425)	(9,120)
Equity in loss of Real Estate Ventures	(748)	(403)
Provision for impairment	(2,730)	(7,390)
Loss on early extinguishment of debt	-	(66,590)
Plus:
Interest income	393	320
Net gain on disposition of real estate	7,323	115,456
Net gain on Real Estate Venture transactions	14,582	5,929
Net income	$21,271	$46,310

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

Letters-of-Credit

Under certain mortgages, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit.  As of March 31, 2017, there is an associated $10.0 million letter of credit for a mortgage lender. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 4 to 72 years. Minimum future rental payments on non-cancelable leases at March 31, 2017 are as follows (in thousands):

Year	Minimum Rent
2017 (nine months remaining)	$904
2018	1,205
2019	1,205
2020	1,205
2021	1,205
Thereafter	57,208
Total	$62,932

The Company obtained ground tenancy rights related to three properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detail regarding commitments and contingencies.

Put Agreement

On May 4, 2015, the Company entered into a put agreement in the ordinary course of business that grants an unaffiliated third party the unilateral option to require the Company to purchase a property, at a predetermined price, until May 4, 2018.   In addition to the $35.0 million purchase price, the Company would be responsible for transaction and closing costs.  There can be no assurance that the counterparty will exercise the option.

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of March 31, 2017, the liability had accreted to $1.8 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of March 31, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $953.8 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  In addition, in certain instances, the Company provides non-recourse carve-out guarantees on these non-recourse loans. As of March 31, 2017, the loans for which there is recourse to the Company consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira; (ii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (ii) a $0.4 million payment guarantee on a loan provided to PJP VII. See Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the consolidated financial statements above for more information.

Other Commitments or Contingencies

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of March 31, 2017, Company is under agreement to sell 8.4 acres and has sold 1.7 acres (of the 34.6 acres) to two unaffiliated third parties. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.6 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the sale of the land parcels is deferred until the improvements are completed.

On December 3, 2015, the Company entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters in Camden, New Jersey. The agreement provides the Company with the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and the Company.  If construction costs are in excess of the NTE amount, the Company is obligated to pay such cost overruns. The terms of the guarantee do not provide a limitation on the costs the Company may be responsible for. As of March 31, 2017, the Company does not expect to incur costs in excess of the NTE amount.

Also on December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. On such date, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. The Company currently expects to deliver the building during the second quarter of 2018.  At March 31, 2017, $10.8 million of the project costs, totaling $44.3 million, had been funded.

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

15. SUBSEQUENT EVENTS

Preferred Share Redemption

On April 11, 2017 (the “Redemption Date”), the Parent Company completed the previously announced redemption of all of its outstanding 4,000,000 Series E Preferred Shares at a redemption price of $25.00 per share (the “Redemption Price”). On April 17, 2017 (the “Distribution Payment Date”), the Parent Company paid each holder of record of Series E Preferred Shares on March 30, 2017 all accrued and unpaid distributions on the Series E Preferred Shares up to, but not including the Distribution Payment Date, which represents an amount equal to $0.50792 per share (the “Distribution”). From and after the Distribution Payment Date, distributions ceased to accrue, and on and after the Distribution Payment Date, the only remaining right of holders of the Series E Preferred Shares is the right to receive payment of the Redemption Price and Distribution. Following the redemption, the Series E Preferred Shares were delisted from the New York Stock Exchange. The Redemption Price together with the Distribution amounting to $102.0 million was paid by the Parent Company to the Depository Trust Company on April 11, 2017 from available cash balances on hand. On the Redemption Date, the Company recognized a preferred share redemption charge of $3.2 million related to the original issuance costs.

In connection with this redemption, the Operating Partnership redeemed all of its 4,000,000 outstanding Series E-Linked Preferred Mirror Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations are set forth in our Annual Report under the heading “Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Given these uncertainties, and the other risks identified in the “Risk Factors ” section of our Annual Report on Form 10-K for the year ended December 31, 2016, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three-month periods ended March 31, 2017 and 2016 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of March 31, 2017, we owned 104 properties that contain an aggregate of approximately 16.5 million net rentable square feet and consist of 90 office properties, six mixed-use properties, one retail property (97 properties, collectively the “Core Properties”), three development properties, three redevelopment properties and one property classified as held for sale (collectively, the “Properties”).  In addition, as of March 31, 2017, we owned economic interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 8.0 million net rentable square feet of office space; two of which own 4.3 acres of undeveloped parcels of land; two of which own 1.4 acres of land under active development and two of which own residential towers that contain 345 and 321 apartment units, respectively. As of March 31, 2017, we also owned 312 acres of undeveloped land and held options to purchase approximately 60 additional acres of undeveloped land.  As of March 31, 2017, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 12.2 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware and Austin, Texas. In addition to managing properties that we own, as of March 31, 2017, we were managing approximately 10.2 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2017, the management company subsidiaries were managing properties containing an aggregate of approximately 26.7 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties that we own and consolidate and approximately 10.2 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the three months ended March 31, 2017, we were managing our portfolio within five markets; (1) Philadelphia Central Business District (“CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Burlington and Camden counties in New Jersey and properties in New Castle county in the state of Delaware. On February 2, 2017, we sold our last two remaining properties located in California, which was previously included in our Other segment. See Note 3, “Real Estate Investments,” to our Consolidated Financial Statements for further information. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for office space. We also generate cash through sales of assets, including assets that we do not view as part of our Core Properties, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.

Our financial and operating performance is dependent upon the demand for office and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.

Adverse changes in economic conditions could reduce the availability of financing and potentially increase borrowing costs; lead to declines in demands for office and other commercial space and result in rental rate declines; and adversely impact tenant credit quality.

Overall economic conditions, including but not limited to deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2017 was 93.2% compared to 92.8% at March 31, 2016.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,033,229	16,956,840
Occupancy percentage (end of period)	93.2%	92.8%
Average occupancy percentage	93.2%	91.9%
Total Portfolio, less properties in development (2):
Retention rate	46.7%	51.1%
New leases and expansions commenced (square feet)	143,884	288,570
Leases renewed (square feet)	83,745	159,535
Net absorption (square feet)	(106,536)	(116,732)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	7.4%	23.2%
Renewal rental rates	11.1%	5.7%
Combined rental rates	9.1%	13.3%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$6.65	$3.94
Tenant Improvements (per square feet)	$20.98	$6.34
Weighted average lease term (years)	6.5	5.5
Total capital per square foot per lease year	$3.28	$2.14

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.4% of our aggregate final annualized base rents, which assumes the base rent at the end of the lease term, as of March 31, 2017 (representing approximately 4.5% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2017.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three-month period ended March 31, 2017 was 46.7% compared to a retention rate of 51.1% for the three-month period ended March 31, 2016. The lower relative retention for the three-month period primarily resulted from move-outs, primarily in our Pennsylvania Suburbs segment, and early lease terminations, which were spread across our entire portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our financial position, net income and cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. We regularly evaluate our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.3 million or 9.0% of total receivables (including accrued rent receivables) as of March 31, 2017 compared to $16.1 million or 9.0% of total receivables (including accrued rent receivables) as of December 31, 2016.

If economic conditions deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.

As of March 31, 2017, the following development properties and real estate venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):

Wholly Owned Developments/Redevelopments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q2 2014	(a)	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	625,000 / 268 units	$400,000		$379,200
Q2 2016	Q2 2017	Development	933 First Avenue	King Of Prussia, PA	1	111,000	26,800		17,200
TBD	Q1 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	44,300		10,800
Q4 2016	Q4 2017	Redevelopment	Broadmoor - Building 6	Austin, Texas	1	144,000	6,600	(b)	1,900
TBD	Q1 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	100,000	16,800	(c)	100
		Total			5	1,063,000	$494,500		$409,200
(a)

The office component was substantially completed during the third quarter of 2016. During 2017, we began placing into service the residential component, comprised of 103 flexible stay units, 60 furnished extended stay units and 105 luxury apartment residences. As of March 31, 2017, 63 flexible stay units, 33 extended stay units and 22 luxury apartment residences were in service.

(b)

Building vacated by anchor tenant in the office complex as part of an overall lease restructuring. We are renovating the property as the first step in the repositioning of the Broadmoor Campus. Total project costs exclude $9.2 million of existing property basis.

(c)	Building was vacated during the fourth quarter of 2016. Current plans are to renovate and amenitize the property. Total project costs exclude $4.6 million of existing property basis.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See below under “Other Development Activities” for further details.

Unconsolidated Real Estate Venture Developments:

The developments at our JBG Ventures and 4040 Wilson Venture remain in predevelopment at March 31, 2017.  For further information relating to these developments see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

On May 29, 2015, we and an unaffiliated third party, JBG/DC Manager, LLC ("JBG"), formed 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street") (collectively the “JBG Ventures”). The JBG Ventures expect to develop three buildings in Washington, D.C. For further information see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Other Development Activities:

On December 3, 2015, we entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides us the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount. As of March 31, 2017, we estimate that we will earn $1.4 million of residual profit upon completion of the Subaru Headquarters Development, of which $0.8 million was recognized as of March 31, 2017. The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and us. If construction costs exceed the NTE amount, we are obligated to pay the excess and the residual profit recognized will be reversed.  As of March 31, 2017, $41.5 million of the project costs had been funded, and we do not expect to incur costs in excess of the NTE amount.

Also on December 3, 2015, we entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by us for Subaru as the single tenant. We currently expect to deliver the building during the second quarter of 2018. At March 31, 2017, $10.8 million of the project costs, totaling $44.3 million, had been funded. This project is currently consolidated in our financial statements, whereas the Subaru Headquarters Development is a third party development and is not consolidated in our financial statements. See Item 1., “Business – Other Development Activities,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further information on this development.

As of March 31, 2017, we are still in the planning phase of our master developer agreement with Drexel University for the Schuylkill Yards Project. For further information relating to this development see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for project overviews, as well as risks associated with these development projects. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" below in this Item 2 for contractual commitments relating to our ongoing development projects.

Land Holdings

As of March 31, 2017, we owned approximately 312 acres of undeveloped land, and held options to purchase approximately 60 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of March 31, 2017, the total potential development that these land parcels could support, under current zoning and entitlements, amounted to 12.2 million square feet of development, inclusive of the options to purchase approximately 60 additional acres of undeveloped land.

Impairments and Disposal of Long-Lived Assets

We review our long-lived assets for impairment following the end of each quarter using cash flow projections and estimated fair values for each of the properties included within our impairment analysis. We update leasing and other assumptions regularly, paying particular attention to properties where there is an event or change in circumstances that indicates an impairment in value. Additionally, we consider strategic decisions regarding the future development plans for property under development and other market factors. For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that we will dispose of assets earlier, we analyze the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various possible hold periods. If the recovery analysis indicates that the carrying value of the tested property is not recoverable, the property is written down to its fair value and an impairment loss is recognized. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when our plans change, we revise our recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with our revised plans.

Estimated cash flows used in such analysis are based on our plans for the property and our views of market economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties. Most of these factors are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets.

We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Trustees, or by officers vested with authority to approve the transaction and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, we stop depreciating the property and estimate the property’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net book value of the property, an impairment loss is recognized equal to the difference and reduces the net book value of the property. For periods in which a property is classified as held for sale, we classify the assets of the property as held for sale on the consolidated balance sheet for such periods.

The relevant accounting guidance for impairments requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. If deemed a discontinued operation, then the components of the property’s net income that are reflected as discontinued operations include net gain (or loss) on disposition of real estate, operating results, depreciation and interest expense (if the property is subject to a secured loan).

Impairments of Land Held for Development

When demand for build-to-suit office space declines and the ability to sell land held for development deteriorates, or other market factors indicate a possible impairment in the recoverability of land held for development, it is reviewed for impairment by comparing its fair value to its carrying value. If the estimated sales value is less than the carrying value, the carrying value is written down to its estimated fair value.

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the three-month periods ended March 31, 2017 and 2016, we capitalized $0.4 million and $0.7 million, respectively.

On a periodic basis, management also assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Our estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. These factors are difficult to predict and are subject to future events that may alter management’s assumptions; accordingly, the values estimated by management in its impairment analyses may not be realized.

RECENT PROPERTY TRANSACTIONS

Dispositions

We sold the following eight office properties and one mixed-use property during the three-month period ended March 31, 2017 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	3	215,465	$19,000	$17,771	$(249)	(b)	93.3%
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	1	181,900	21,400	11,182	6,498	(c)	100.0%
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	3	313,810	9,000	8,354	-	(d)	49.7%
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	2	350,256	33,100	32,010	551	(e)	100.0%
Total Dispositions			9	1,061,431	$82,500	$69,317	$6,800

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the fourth quarter of 2016, we recognized a $7.3 million impairment related to these properties.
(c)

On March 15, 2017, we sold our sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for a sales price of $21.4 million, which will be paid in two installments. On the closing date, the buyer paid $12.0 million in cash. On the second purchase price installment date, the buyer will pay $9.4 million. The second purchase price installment is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise its existing option to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise its current extension option to extend the term of the sublease. In accordance with ASC 360-20, Real Estate Sales, we determined that it is appropriate to account for the sales transaction under the cost recovery method. We received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date. The Marine Piers was classified as mixed-use within our property count.

(d)

During the fourth quarter of 2016, we recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale. As such, an additional impairment of $1.7 million was recognized during the first quarter of 2017.

(e)

This sale is designated as a like-kind exchange under Section 1031 of the IRC and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in our consolidated balance sheet as of March 31, 2017.

In addition to the amounts in the table above, we recorded $0.5 million gain during the first quarter of 2017 from the receipt of additional cash from the disposition of Cira Square during 2016. For further information relating to this sale, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We sold the following land parcels during the three-month period ended March 31, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
February 15, 2017	Gateway Land C	Richmond, VA	1	4.8	$1,100	$1,043	$-	(a)
January 30, 2017	Garza Ranch	Austin, TX	1	1.7	3,500	3,277	-	(b)
Total Dispositions			2	6.5	$4,600	$4,320	$-
(a)	During the fourth quarter of 2016, we recognized a nominal impairment related to this land parcel.
(b)

We have a continuing involvement through a completion guaranty, which requires us as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on our consolidated balance sheet and we will recognize the sale once the infrastructure improvements are complete.

The disposal of the properties and land referenced above do not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

The following is a summary of one property classified as held for sale but which did not meet the criteria to be classified within discontinued operations at March 31, 2017 (in thousands):

Held for Sale Property Included in Continuing Operations
March 31, 2017
Other Segment - Retail
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$5,576
Accumulated depreciation	(79)
Operating real estate investments, net	5,497
Land held for development	-
Total real estate investments, net	5,497
Other assets	765
Total assets held for sale, net	$6,262

LIABILITIES HELD FOR SALE
Other liabilities	$387
Total liabilities held for sale	$387

As the fair value less anticipated costs to sell exceeded the carrying value for the property included in the above table, no provision for impairment was recorded. The fair value measurement is based on pricing in the purchase and sale agreement for the property. The disposal of the property referenced above does not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of this property remain classified within continuing operations for all periods presented.

Held for Use Impairment

As of March 31, 2017, we evaluated the recoverability of the carrying value of our properties that triggered assessment under the undiscounted cash flow model. Based on our evaluation, it was determined that due to the reduction in our intended hold period of four properties located in the Other segment, we would not recover the carrying values of these properties. Accordingly, we recorded impairment charges on these properties of $1.0 million at March 31, 2017, reducing the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. We measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market.

Parc at Plymouth Meeting Venture

On January 31, 2017, we sold our 50% interest in TB-BDN Plymouth Apartments, L.P., a 50/50 real estate venture with Toll Brothers, at a gross sales value of $100.5 million.  The venture developed and operates a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of our 50% interest. As a result, we are no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of our share of the debt and closing costs, were $27.2 million.  The carrying amount of our investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of interest in the real estate venture.

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

Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2016. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three-month period ended March 31, 2017, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three-month periods ended March 31, 2017 and 2016. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, "Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 13, "Segment Information," to our consolidated financial statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.

Comparison of the Three-Month Periods Ended March 31, 2017 and March 31, 2016

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 97 properties containing an aggregate of approximately 15.0 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2017 and 2016. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2016 and disposed of prior to March 31, 2017 or classified as held for sale as of March 31, 2017. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2017 and 2016) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2017 and 2016 (in thousands).

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended March 31, 2017 to the three months ended March 31, 2016

	Same Store Property Portfolio			Recently Completed/Acquired Properties		Development/Redevelopment Properties (a)		Other/(Eliminations) (b)		Total Portfolio
(dollars and square feet in thousands)	2017	2016	Increase/ (Decrease)	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)
Revenue:
Cash rents	$90,879	$85,727	$5,152	$-	$-	$2,242	$2,050	$2,026	$13,728	$95,147	$101,505	$(6,358)
Straight-line rents	2,486	5,789	(3,303)	-	-	4,438	446	(77)	191	6,847	6,426	421
Above/below market rent amortization	1,353	2,010	(657)	-	-	(15)	222	-	-	1,338	2,232	(894)
Total rents	94,718	93,526	1,192	-	-	6,665	2,718	1,949	13,919	103,332	110,163	(6,831)
Tenant reimbursements	16,880	16,436	444	-	-	743	417	912	3,201	18,535	20,054	(1,519)
Termination fees	1,195	118	1,077	-	-	466	155	12	21	1,673	294	1,379
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	6,485	5,235	6,485	5,235	1,250
Other	450	542	(92)	-	-	11	6	434	208	895	756	139
Total revenue	113,243	110,622	2,621	-	-	7,885	3,296	9,792	22,584	130,920	136,502	(5,582)
Property operating expenses	32,268	32,637	369	-	-	3,138	1,243	1,479	6,999	36,885	40,879	3,994
Real estate taxes	10,421	10,058	(363)	-	-	354	218	974	1,610	11,749	11,886	137
Third party management expenses	-	-	-	-	-	-	-	2,447	2,010	2,447	2,010	(437)
Net operating income	70,554	67,927	2,627	-	-	4,393	1,835	4,892	11,965	79,839	81,727	(1,888)
Depreciation and amortization	40,933	43,870	2,937	-	-	4,305	2,234	654	2,769	45,892	48,873	2,981
General & administrative expenses	-	-	-	-	-	-	-	9,425	9,120	9,425	9,120	(305)
Provision for impairment (c)	-	-	-	-	-	-	-	2,730	7,390	2,730	7,390	4,660
Operating income	$29,621	$24,057	$5,564	$-	$-	$88	$(399)	$(7,917)	$(7,314)	$21,792	$16,344	$5,448
Number of properties (d)	97	97				6				103
Square feet	15,033	15,033				1,513				16,546
Core Occupancy % (e)	93.2%	94.0%
Other Income (Expense):
Interest income										393	320	73
Interest expense										(21,437)	(23,691)	2,254
Interest expense — Deferred financing costs										(634)	(774)	140
Interest expense —Financing obligation										-	(281)	281
Equity in loss of real estate ventures										(748)	(403)	(345)
Net gain on disposition of real estate										7,323	115,456	(108,133)
Net gain on real estate venture transactions										14,582	5,929	8,653
Loss on early extinguishment of debt										-	(66,590)	66,590
Net income										$21,271	$46,310	$(25,039)
Net income per common share										$0.11	$0.25	$(0.14)
EXPLANATORY NOTES

(a)	Results include: three developments and three redevelopment properties.
(b)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(c)

Held for use impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations). See Note 3, “Real Estate Investments” to the consolidated financial statements for further information.

(d)	Total Portfolio excludes one property classified as held for sale.
(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $6.4 million during the first quarter of 2017 compared to the first quarter of 2016, primarily attributable to:

•	$11.4 million decrease due to the disposition of 76 properties from the first quarter of 2016 through the first quarter of 2017 (the “2016 and 2017 Dispositions”); and
•

$0.4 million decrease from Other/(Elimination) Properties, primarily due to a surface parking lot in the Philadelphia CBD segment taken out of service for improvements during the first quarter of 2017; offset by,

•	$0.2 million increase from Development/Redevelopment Properties for the first quarter of 2017 compared to the first quarter of 2016; and
•	$5.2 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent in the Philadelphia CBD segment in 2017 compared to 2016.

Straight-line rents from the Total Portfolio increased by $0.4 million due to a $4.0 million increase related to the office component of the FMC Tower being placed into service during the second half of 2016, offset by a decrease of $3.3 million from the Same Store Property Portfolio due to free rent converting to cash rent in the Philadelphia CBD segment and a decrease of $0.3 million from the 2016 and 2017 Dispositions.

Above/below market rent amortization decreased by $0.9 million from the first quarter of 2016 to the first quarter of 2017, primarily attributable to a $0.7 million decrease in the Same Store Property Portfolio and a decrease of $0.2 million in Development/Redevelopment Properties in the Austin, Texas segment.

Tenant reimbursements from the Total Portfolio decreased by $1.5 million during the first quarter of 2017 compared to the first quarter of 2016 primarily attributable to a $2.2 million decrease due to the 2016 and 2017 Dispositions. This decrease was partially offset by a $0.4 million increase in the Same Store Portfolio and $0.3 million increase from Development/Redevelopment Properties. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 39.5% during the first quarter of 2017 compared to 38.5% in the first quarter of 2016.

Termination fees increased $1.4 million due to the timing of tenant terminations. The termination fees for the three-month period ended March 31, 2017 primarily related to the termination of one tenant in the Same Store Portfolio from our Philadelphia CBD region.

Third party management fees, labor reimbursement and leasing increased by $1.3 million for the first quarter of 2017 compared to the first quarter of 2016, primarily due to an increase of $0.6 million of lease commission income earned from the DRA Austin real estate venture. Management fees increased by $0.5 million related to the formation of the MAP Venture. Development fees related to various projects increased by $0.2 million.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $4.0 million for the first quarter of 2017 compared to the first quarter of 2016, of which $4.3 million relates to the 2016 and 2017 Dispositions. This decrease was partially offset by an increase of $0.3 million, primarily due to payroll related expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.0 million for the first quarter of 2017 compared to the first quarter of 2016, of which $2.9 million of the decrease relates to the Same Store Property Portfolio from the timing of intangible asset amortization, primarily in our Austin, Texas segment, and a $1.9 million decrease relating to the 2016 and 2017 Dispositions. These decreases were offset by a $2.1 million increase in depreciation expense, which primarily relates to a partially in-service Development/Redevelopment property.

Provision for Impairment

As of December 31, 2016, based on our held for sale impairment analysis, we determined that we would not recover the carrying value of three office properties located in the Metropolitan Washington D.C. segment. Because we determined that the carrying value of these properties exceeded their fair value, a $2.6 million impairment charge was recorded. Subsequent to our December 31, 2016 impairment review, there was a purchase price reduction of $1.7 million under the agreement of sale, which resulted in an additional impairment charge of $1.7 million during the quarter ended March 31, 2017.

As of March 31, 2017, based on our held for use impairment analysis, we determined that we would not recover the carrying value of four office properties located in the Other segment. Because we determined that the carrying value of these properties exceeded their fair value, a $1.0 million impairment charge was recorded.

During the quarter ended March 31, 2016, based on our held for use impairment analysis, we determined that we would not recover the carrying value of two properties located in our Metropolitan Washington D.C. segment. Because we determined that the carrying value of these properties exceeded their fair value, a $7.4 million impairment charge was recorded.

Interest Expense

Interest expense decreased $2.3 million from the first quarter of 2016 to the first quarter of 2017 primarily due to the following:

•	$2.2 million decrease related to the repayment of the 6.00% Guaranteed Note due on April 1, 2016 ;
•	$0.8 million decrease related to the refinance of Two Logan Square on April 7, 2016;

•	$0.4 million decrease in interest expense related to the Credit Facility, under which there were no borrowings during the first quarter of 2017;
•	$0.5 million decrease related to the repayment of the mortgage debt on Cira Square and Cira South Garage on January 14, 2016; and
•	$0.3 million decrease in interest expense, including a decrease in financing obligation interest expense, for 3141 Fairview Park Drive, as we deconsolidated this property in August 2016.

The decrease of $4.4 million in interest expense described above was offset by a $1.9 million decrease in capitalized interest due to placing portions of the FMC project into service subsequent to the first quarter of 2016.

Equity in Loss of Real Estate Ventures

The decrease in equity in loss from Real Estate Ventures of $0.3 million for the first quarter of 2017 compared to the first quarter of 2016 is primarily due to the following:

•	$0.6 million of operating losses from the MAP Venture, which was formed on February 4, 2016;
•	$0.3 million of operating losses recognized from the 1919 Market Street Venture, which was placed into service subsequent to the first quarter of 2016; and
•

$0.2 million of operating losses recognized from evo at Cira primarily attributable to an increase in depreciation expense related to assets placed into service subsequent to the first quarter of 2016.

The decreases of $1.1 million were offset by $0.8 million in additional income from the Brandywine – AI Venture related to an increase in average occupancy from 79.9% to 82.1% for the first quarter of 2017 compared to the first quarter of 2016.

Net Gain on Disposition of Real Estate

The net gain on disposition of real estate recognized in the first quarter of 2017 resulted from a gain of $0.5 million on the sale of two office properties located in Concord, California, a gain of $6.5 million from the sale of the Marine Piers located in Philadelphia, Pennsylvania and an additional $0.5 million gain recognized on Cira Square, which was disposed of in the first quarter of 2016.  These gains were offset by a loss of $0.2 million, representing closing costs, on the sale of three office properties located in Cherry Hill, New Jersey.

The $115.5 million net gain on disposition of real estate recognized in the first quarter 2016 resulted from the sale of an office property known as Cira Square, located in Philadelphia, Pennsylvania, consisting of 862,692 square feet.

Net Gain from Real Estate Venture Transactions

The $14.6 million gain recognized during the first quarter of 2017 resulted from the sale of our entire 50% interest in TB-BDN Plymouth Apartments, L.P.

The $5.9 million gain recognized during the first quarter of 2016 primarily relates to the sale of our entire 50% interest in the Coppell Associates real estate venture.

Loss on Early Extinguishment of Debt

On January 14, 2016, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million mortgage and our $35.5 million mortgage which encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million. We subsequently repaid in full the advances under our unsecured revolving credit facility with the proceeds from the dispositions of real estate that occurred during the first quarter of 2016. There were no comparable extinguishments of debt incurred during the first quarter of 2017.

Net Income

Net income decreased by $25.0 million during the first quarter of 2017 compared to the first quarter of 2016 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund repayment of certain debt instruments when they mature – inclusive of the $300.0 million 5.70% Guaranteed Notes due May 1, 2017,
•	fund current development and redevelopment costs,
•	fund commitments to unconsolidated real estate ventures,
•	fund distributions to shareholders to maintain REIT status, and
•	fund common and preferred share repurchases.

As of March 31, 2017, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining interest of approximately 0.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances, our revolving line of credit and cash flows generated by operations, financing activities, including access to equity financing, including through “at-the-market” equity program and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout the remainder of 2017 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of March 31, 2017, we were in compliance with all of our debt covenants and requirement obligations.

We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses from time to time as necessary. In light of the volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured credit facility when needed to fund distributions or pay expenses.

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our lenders. If one or more rating agencies were to downgrade our unsecured credit rating, our access to the unsecured debt market would be more limited and the interest rate under our unsecured credit facility and unsecured term loan would increase.

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2017, amounted to $323.8 million and $1,703.6 million, respectively.

We maintain a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under our line of credit. As of March 31, 2017, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the three months ended March 31, 2017 or the three months ended March 31, 2016.

The Parent Company, other than acting as the sole general partner of the Operating Partnership, also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership.  The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares.

The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity.

We continue to maintain substantial liquidity, and as of March 31, 2017, we had available cash of approximately $234.7 million and $587.6 million of availability, net of $12.4 million of outstanding letters of credit, under our unsecured revolving credit facility.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of March 31, 2017 and December 31, 2016, we maintained cash and cash equivalents of $234.7 million and $193.9 million, respectively. The following are the changes in cash flow from our activities for the three-month periods ended March 31, 2017 and 2016 (in thousands):

Activity	2017	2016
Operating	$40,259	$39,194
Investing	31,843	622,552
Financing	(31,367)	(294,923)
Net cash flows	$40,735	$366,823

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.

The net increase of $1.1 million in cash from operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributable to the following:

•	free rent converting to cash rent, primarily in our Philadelphia CBD segment; and
•	the timing of cash receipts and cash expenditures in the normal course of operations.

The increases in cash from operating activities were offset by reductions in operating cash from properties included in the 2016 and 2017 Dispositions.

The net decrease of $590.7 million in cash provided by investing activities during the three months ended March 31, 2017 to the three months ended March 31, 2016 relates to the 2016 repositioning of the property portfolio. Factors for the properties strategically targeted for disposition include, but are not limited to the following; (i) the exit from certain markets identified by management for divestiture and (ii) lower asset-class/quality properties. Quantitatively, the decrease resulted from the following:

•

$630.8 million decrease in net proceeds from the disposition of 9 properties and two land parcels during the three months ended March 31, 2017 compared to the sale of 59 office properties and a land parcel during the three months ended March 31, 2016; and

•

$39.0 million increase in escrow cash due to timing of payments and the disposition of the Concord Airport Plaza in Concord, California, on February 2, 2017. The net proceeds on sale of $32.0 million were recorded as Other assets in our consolidated balance sheet as the sale was designated as a like-kind exchange under Section 1031 of the IRC. As the transaction proceeds were also included in the “Proceeds from the sales of properties” caption on the statement of cash flows, the transaction had no impact on investing cash flows during the first quarter of 2017.

The decrease in cash provided by investing activities was primarily offset by the following transactions:

•

$36.5 million decrease in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, primarily related to less tenant improvement expenditures from the reduced number of properties from the portfolio repositioning and reduced development expenditures from the completion of the development at 1900 Market Street in Philadelphia, Pennsylvania and FMC Tower in Philadelphia, Pennsylvania, as the project is nearing completion;

•

$22.4 million increase in distribution of sale proceeds from a real estate venture as a result of the sale of our 50% interest in TB-BDN Plymouth Apartments, L.P. (referred to as the “Parc at Plymouth Meeting Venture”), from which we received net proceeds of $27.2 million at closing (See Note 4, “Investment in Unconsolidated Real Estate Ventures” to the consolidated financial statements for further information);

•

$9.5 million decrease of investments in unconsolidated Real Estate Ventures primarily due to contributions for the three months ended March 31, 2017 of $4.0 million to the DRA Austin real estate venture and $0.9 million to the JBG real estate venture compared to contributions of $12.8 million to evo at Cira to increase our ownership interest from 30% to 50% and $1.4 million to the JBG real estate ventures during the three months ended March 31, 2016;

•	$6.9 million increase in cash distributions in excess of cumulative equity in income from Real Estate Ventures;
•	$2.5 million increase in deposits;
•	$0.6 million increase in receipts related to advances made for the purchase of tenant assets, net of repayments; and
•	$0.6 million decrease in leasing costs paid.

The net decrease of $263.6 million in cash used in financing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 reflects our efforts during 2016 to decrease our leverage by using cash flows from property sales in connection with the repositioning of the portfolio. Quantitatively, the decrease resulted from the following:

•

$266.0 million net decrease from the repayments of mortgage notes payable during the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, primarily due to the early repayment of $212.4 million of mortgage notes payable and the related $53.4 million of prepayment penalties for Cira Square and Cira South Garage during the three months ended March 31, 2016.

The decrease in cash used in financing activities was offset by the following transactions:

•

$1.8 million increase in distributions paid to shareholders and on non-controlling interests due to the 6.7% increase of our dividend from $0.15 per share to $0.16 per share during the third quarter of 2016; and

•	$0.8 million decrease in proceeds from the exercise of stock options.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured notes at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Balance: (a)
Mortgage notes payable	$323,823	$325,038
Unsecured debt	1,703,610	1,703,610
Total	$2,027,433	$2,028,648
Percent of Total Debt:
Mortgage notes payable	16.0%	16.0%
Unsecured debt	84.0%	84.0%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	4.0%	4.0%
Unsecured debt	4.6%	4.6%
Total	4.5%	4.5%
Weighted-average maturity in years:
Mortgage notes payable	5.3	5.6
Unsecured debt	5.7	6.0
Total	5.7	5.9
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

All debt shown above is fixed rate, which includes a $250.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2017 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2017	$3,716	$300,000	$303,716	5.67%
2018	6,601	325,000	331,601	5.11%
2019	7,360	-	7,360	3.96%
2020	6,457	80,521	86,978	3.98%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.63%
2023	1,621	455,116	456,737	4.04%
2024	-	250,000	250,000	4.23%
Thereafter	-	328,610	328,610	4.36%
Totals	$38,186	$1,989,247	$2,027,433	4.48%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2017.

The Operating Partnership has mortgage loans that are collateralized by certain of its properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. The Operating Partnership intends to refinance or repay its indebtedness as it matures through the use of proceeds from selective property sales and secured or unsecured borrowings. However, in the current and expected future economic environment one or more of these sources may not be available on attractive terms or at all.

Equity

On March 1, 2017, the Parent Company declared a distribution of $0.16 per common share, totaling $28.3 million, which it paid on April 19, 2017 to its shareholders of record as of April 5, 2017.  In addition, the Parent Company declared a distribution on its Series E

Preferred Shares to holders of record as of March 30, 2017.  The Series E Preferred Shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference.  Distributions paid on April 17, 2017 to holders of Series E Preferred Shares totaled $1.7 million. To fund these distributions, on March 1, 2017, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.3 million, which was paid on April 19, 2017 to unitholders of record as of April 5, 2017. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2017. The Series E-Linked Preferred Mirror Units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on April 17, 2017 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

On April 11, 2017, the Parent Company redeemed all of its outstanding 4,000,000 shares of Series E Preferred Shares at a redemption price of $25.00 per share with cash from existing cash balances on hand. In connection with the redemption, on April 11, 2017, the Operating Partnership also redeemed all of its Series E-Linked Preferred Mirror Units. See Note 15, “Subsequent Events” to the consolidated financial statements for further information.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of March 31, 2017:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$323,823	$4,978	$14,584	$92,753	$211,508
Unsecured term loan (a)	250,000	-	-	-	250,000
Unsecured debt (a)	1,453,610	300,000	325,000	-	828,610
Ground leases (b)	62,932	1,205	2,410	2,410	56,907
Development contracts (c)	102,593	91,863	10,730	-	-
Interest expense (d)	434,718	72,831	110,651	91,003	160,233
Other liabilities (e)	28,060	2,339	5,282	9,417	11,022
	$2,655,736	$473,216	$468,657	$195,583	$1,518,280

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)

Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table also does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania.

(c)

Represents contractual obligations for wholly owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are referenced below.

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2017 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania, (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania and (iv) the deferred payment associated with the purchase of 2100 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the JBG Ventures at 51 N 50 Patterson and 1250 First Street in Washington, D.C., the 1919 Ventures development of the property located at 20th and Market Street in Philadelphia, Pennsylvania or the 4040 Wilson development in Arlington, Virginia.  For further discussion of real estate venture developments, see Item 1. “Business – Developments,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and section “Overview – Development Risk,” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See Item 1. "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further details.

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of March 31, 2017, we are under agreement to sell 8.4 acres and have sold 1.7 acres (of the 34.6 acres) to two unaffiliated third parties. In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.6 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed. The unfunded portion of these infrastructure costs are not included in the above table within the ‘Development contracts’ caption.

As of December 31, 2016, we provided a cost overrun guarantee on the Subaru Headquarters Development (See Note 14, "Commitments and Contingencies" in our Consolidated Financial Statements for further information) for amounts in excess of the NTE amount.  The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and us.  We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for. The above table does not include any costs related to this cost overrun guarantee.

As of March 31, 2017, we were obligated to pay a maximum of $42.5 million for tenant improvements not yet completed and expect to incur $10.1 million for capital improvements to operating properties, which are not included in the above table. We expect that most of the obligations will be paid within one year.

Put Option

On May 4, 2015, we entered into a put agreement in the ordinary course of business that grants an independent third party the unilateral option to require us to purchase a property, at a predetermined price, until May 4, 2018.  In addition to the $35.0 million purchase price, we would be responsible for transaction and closing costs. There can be no assurance that the counterparty will exercise the option.

Funds from Operations (FFO)

Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated Real Estate Ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated Real Estate Ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

We consider net income, as defined by GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. We believe that to further understand our performance, FFO should be compared with our reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three-month periods ended March 31, 2017 and 2016:

	For the three-months ended
	March 31, 2017	March 31, 2016
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$19,442	$44,478
Add (deduct):
Amount allocated to unvested restricted unitholders	99	105
Net gain on real estate venture transactions	(14,582)	(5,929)
Net gain on disposition of real estate	(7,323)	(115,456)
Provision for impairment (a)	2,730	7,390
Depreciation and amortization:
Real property — continuing operations	33,650	33,275
Leasing costs including acquired intangibles — continuing operations	12,118	15,514
Company’s share of unconsolidated real estate ventures	10,240	9,005
Partners’ share of consolidated real estate ventures	(59)	(59)
Funds from operations	$56,315	$(11,677)
Funds from operations allocable to unvested restricted shareholders	(198)	46
Funds from operations available to common share and unit holders (FFO)	$56,117	$(11,631)
Weighted-average shares/units outstanding — basic (b)	176,656,763	176,324,047
Weighted-average shares/units outstanding — fully diluted (b)	177,681,671	176,324,047

(a)	In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.
(b)	Weighted-average shares/units outstanding comprise our common shares and partnership units that are outstanding as of the three months ended March 31, 2017 and 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our shareholders. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or continued economic slowdown, defaults could increase and result in losses to us which would adversely affect our operating results and liquidity.

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

Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2017, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $323.8 million and unsecured notes with an outstanding principal balance of $1,375.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $14.3 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $15.1 million.

As of March 31, 2017, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,382.0 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $13.7 million at March 31, 2017.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at March 31, 2017. The total fair value of our debt was approximately $307.9 million at March 31, 2017. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $20.0 million at March 31, 2017. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $22.1 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor as well as the other factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Our development projects are dependent on strategic alliances with unaffiliated third parties

The challenge of managing our strategic alliances is rising.  As our development projects become more complex, the need for trust, collaboration, and equitable risk-sharing is essential to the success of these projects.  The alliances we engage in are driven by the complementary skills and capabilities of our partners. Despite the diligence performed establishing these alliances, our objectives may not completely align with those of our partners throughout the development project or projects. Disagreements with one or more third parties with whom we partner in the development of one or more of the development components may restrict our ability to act exclusively in our own interests. In addition, failure of one or more third parties with whom we partner to fulfill obligations to us could result in delays and increased costs to us associated with finding a suitable replacement partner. Increased costs could require us to revise or abandon our activities entirely with respect to one or more components of the project and, in such event, we would not recover, and would be required to write-off, costs we had capitalized in development.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended March 31, 2017. As of March 31, 2017, $32.7 million remained available for repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
Exhibits No.	Description
1.1

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

1.2

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

1.3

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Jefferies LLC (incorporated by reference to Exhibit 1.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

1.4

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

10.2	2017-2019 Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

10.3	Form of Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

10.4	Form of Restricted Share Award (Other Executives) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.

Exhibits 32.1, 32.2, 32.3 and 32.4 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that section, nor shall any of such exhibits be deemed to be incorporated by reference in any filing of Brandywine Realty Trust or Brandywine Operating Partnership, L.P. under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)

Date:	April 25, 2017	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2017	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2017	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	April 25, 2017	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2017	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2017	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibits No.	Description
1.1

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

1.2

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

1.3

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Jefferies LLC (incorporated by reference to Exhibit 1.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

1.4

Sales Agency Financing Agreement, dated January 10, 2017, among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on January 10, 2017)

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

10.2	2017-2019 Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

10.3	Form of Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

10.4	Form of Restricted Share Award (Other Executives) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2017) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.